Form 10-Q
period 1995-03-31
DNA PLANT TECHNOLOGY CORP
filed 1995-05-08
CIK 730985

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                  FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended          March 31, 1995

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to ___________

Commission File Number:   0-12177

                      DNA PLANT TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)


         Delaware                                      22-2395856
   (State or other jurisdiction          (I.R.S. Employer Identification No.)
 of incorporation or organization)

  6701 San Pablo Avenue, Oakland, California              94608
    (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (510) 547-2395

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   [X] Yes     [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding as of
       Class                                          March 31, 1995

Common Stock, $.01 par value                             30,831,402

               DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                  FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1995




PART 1.   FINANCIAL INFORMATION

     Item 1.    Financial Statements

          (a) Consolidated Balance Sheets as of March 31, 1995 and December 31, 1994

          (b) Consolidated Statements of Operations for the Three Months Ended March 31, 1995 and 1994

          (c) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1995 and 1994

          (d)   Notes to Consolidated Financial Statements


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.  OTHER INFORMATION

               DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share amounts)


                                                       March 31,   Dec. 31,
                                                         1995        1994
                                                       _________   ________
                                                      (Unaudited)
                                    ASSETS

Current assets:
      Cash and cash equivalents                             353       1,202
      Temporary investments                                 789       3,287
      Accounts receivable, net                            2,235       2,344
      Inventory                                           1,436       1,168
      Other current assets                                  918         600
      Assets held for sale                                  900         900
             TOTAL CURRENT ASSETS                         6,631       9,501
Fixed assets, net of accumulated depreciation of
      $7,760 in 1995 and $7,834 in 1994                   3,239       3,339
Note receivable                                             250         250
Patents and other assets, net of accumulated
      amortization of $280 in 1995 and $256 in 1994         439         450
Excess of purchase price over net assets acquired,
      net of amortization of $238 in 1995 and $190
      in 1994                                          1,662       1,710
            TOTAL ASSETS                               $ 12,221    $ 15,250
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                    1,487       1,537
      Dividend payable                                      776         776
      Accrued compensation                                  540         462
      Accrued restructuring and consolidation costs         977         808
      Accrued liabilities                                   810       1,189
      Amount payable to DuPont                              983         983
            TOTAL CURRENT LIABILITIES                     5,573       5,755

Deferred revenue                                            468         518
Deferred compensation                                       314         285
            TOTAL DEFERREDS                                 782         803
Stockholders' equity:
      Preferred stock, par value $.01 per share;
            authorized 5,000 shares; $2.25
            convertible preferred stock; issued and
            outstanding - 1,380 shares in 1995 and
            1994 (aggregate liquidation preference
            of $34,500)                                      14          14
      Series A convertible preferred stock par value
            $.01 per share; authorized 3 shares;
            issued - and outstanding 3 shares in
            1995, and 1994 (aggregate liquidation
            preference of $16,500)                           --          --
      Common stock, par value $.01 per share;
            authorized 60,000 shares; issued 30,831
            shares in 1995 and 30,713 shares in 1994        308         307
      Common stock to be issued, par value $.01 per
            share, none in 1995, 100 shares in 1994          --           1
      Additional paid in capital                        149,195     149,918
      Accumulated deficit                              (143,863)   (141,752)
      Unrealized holding gain                               212         204
      TOTAL STOCKHOLDERS' EQUITY                          5,866       8,692
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $12,221     $15,250
See accompanying notes to consolidated financial statements

                 DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share amounts)
                                  (Unaudited)
                                                        Three Months Ended
                                                             March 31,
                                                        ___________________

                                                           1995        1994
                                                        ________   _________
Revenues:
   Produce sales                                          $3,071     $3,454
   Product development agreements                            340        518
   Investment and royalty income                           1,479         56
         TOTAL REVENUES                                    4,890      4,028
Operating expenses:
   Cost of produce sales                                   3,619      6,717
   Exit carrot processing                                    380        ---
   Research and product development                        1,636      2,069
   Selling, general and administrative                     1,340      1,367
   Consolidation and relocation costs                         50      1,208
         TOTAL OPERATING EXPENSES                          7,025     11,361
Loss from Operations                                      (2,135)    (7,333)
Gain on sale of assets                                        24        ---
Loss from continuing operations                           (2,111)    (7,333)
Discontinued operations:
   Loss from operations                                      --        (640)
   Loss on disposition                                       --      (1,623)
         TOTAL DISCONTINUED OPERATIONS                       --      (2,263)
Net loss                                                  (2,111)    (9,596)
Preferred stock dividend                                    (776)      (776)
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                (2,887)   (10,372)
Net loss per common share:
   Continuing operations                                    (.09)      (.30)
   DISCONTINUED OPERATIONS                                    --       (.09)
   Net loss per common share                                (.09)      (.39)
Weighted average common shares outstanding                30,793     26,766

See accompanying notes to consolidated financial statements.

                  DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)
                                    (Unaudited)
                                                         Three Months Ended
                                                             March 31,
                                                          _________________

                                                           1995       1994
                                                         ________   ________
Cash flows from operating activities:
   Net loss from continuing operations                   $(2,111)   $(7,333)
   Reconciliation of net loss to net
      cash used in operating activities:
         Depreciation and amortization                       120        379
         Provision for uncollectible accounts               (161)        --
         Compensation in common stock                         54         --
         Net loss from disposal of fixed assets               32         --
         Loss from discontinued operations                    --       (623)
   Net changes in:
      Accounts receivable                                    270       (618)
      Inventory                                             (268)       (62)
      Other current assets                                  (318)      (315)
      Other assets                                           (12)       ---
      Accounts payable and accrued liabilities              (181)    (2,189)
      Deferred revenue and compensation                      (21)       ---
   NET CASH PROVIDED BY (USED IN) OPERATING
      ACTIVITIES                                          (2,596)   (10,761)
Cash flows from investing activities:
   Capital expenditures                                       (6)      (139)
   Purchases of temporary investments                         --    (11,633)
   Sales and maturities of temporary investments           2,505      6,642
   Proceeds from sale of assets                               24         --
      NET CASH PROVIDED BY (USED IN) INVESTING
        ACTIVITIES                                         2,523     (5,130)
Cash flows from financing activities:
   Proceeds from sale of common stock                         --     18,929
   Proceeds from exercise of options                          --         48
   Preferred stock dividends                                (776)      (776)
      NET CASH PROVIDED BY (USED IN) FINANCING
          ACTIVITIES                                        (776)    18,201
Net increase (decrease) in cash and cash equivalents        (849)     2,310
Cash and cash equivalents, beginning of period             1,202      3,254
CASH AND CASH EQUIVALENTS, END OF PERIOD                     353      5,564

See accompanying notes to consolidated financial statements

                    DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      March 31, 1995
                                       (Unaudited)

Note 1 - BASIS OF PRESENTATION

      The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K.

      In the opinion of the Company's management, the accompanying unaudited, consolidated financial statements contain adjustments, all of which are of a normal recurring nature, necessary to present fairly the Company's financial position as of March 31, 1995 and the results of its operations and its cash flows for the three months ended March 31, 1995.

      Certain reclassifications have been made to prior period amounts to be consistent with the current period presentation.

      Interim results are not necessarily indicative of results for the full fiscal year.


Note 2 - EXIT CARROT PROCESSING

      During 1994, the Company discontinued processing its own carrots and shut down its carrot processing plant. As a result of the plant closure, all carrot processing personnel were terminated in the fourth quarter of 1994.
The Company's current plans are either to (a) enter a partnership arrangement with another carrot processor in which the Company would contribute its carrot processing equipment to the partnership or (b) dispose of the equipment by selling it to a third party and enter into a co-packing arrangement with another processor.

      During 1994, the Company recorded a charge of $2.4 million consisting of a $1.6 million non-cash charge to write down the equipment to estimated net realizable value, a $.5 million charge to write down packaging material and seed inventory, a $.2 million charge for lease payments, and $.1 million for severance and termination benefits. This charge is based on the assumption that the Company will be able to enter into a partnership arrangement with another carrot processor where the Company would contribute its carrot processing equipment at the net book value of $3.8 million and sublease its facility at the current monthly lease amount. As a result of experiencing delays in closing a partnership agreement, during the quarter ended March 31, 1995 the Company recorded additional charges of approximately $.4 million for estimated lease payments to be incurred prior to finalizing a partnership arrangement. The ultimate charge for the plant closure is dependent on the outcome of certain future events, including negotiations regarding the carrot processing partnership referred to above. The ultimate resolution of this matter may result in additional charges, currently estimated to be up to $1.8 million, being recognized.

                DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                March 31, 1995
                                  (Unaudited)


Note 3 - SALE OF FROST TECHNOLOGY CORPORATION

      During the three months ended March 31, 1995, the Company sold the stock of Frost Technology Corporation, a wholly-owned subsidiary, to a third party for $1.3 million of consideration. The assets of this subsidiary consisted of technology rights and the subsidiary had no operating activities. This transaction resulted in net revenues of $1.1 million which are recorded as investment and royalty income in the accompanying Consolidated Statements of Operations. The Company received $1.0 million of the consideration during the three months ended March 31, 1995. The remaining $.3 million is due
September 30, 1995, and is recorded as an other current asset in the accompanying Consolidated Balance Sheets.


Note 4 - CONSOLIDATION AND RELOCATION OF FACILITIES

      During 1994, the Company relocated its headquarters and consolidated its research operations from its New Jersey facility to its research facility in Oakland, California. This consolidation and relocation was a further step in the Company's efforts to consolidate its operations, eliminate duplication of staff and facilities, and focus primarily on the development and marketing of fresh and processed fruits and vegetables. In 1994, the Company incurred
$2.0 million of non-recurring costs to accomplish this relocation and consolidation. During the three months ended March 31, 1995 the Company incurred $50,000 of costs associated with this consolidation and relocation.


Note 5 - INVENTORIES

      Inventories consisted of the following (in thousands):

                                                    March 31,   December 31,
                                                      1995         1994
                                                   ___________  ____________
                                                   (Unaudited)
Prepaid grower fees                                      $969           $581
Raw materials and seed                                    388            407
Finished goods                                             79            180
Total Inventory                                        $1,436         $1,168

Note 6 - SUBSEQUENT EVENT

      In the second quarter the Company privately placed 750,000 shares of its common stock and received net proceeds after commissions and expenses of $1.4 million.

                            MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  March 31, 1995


General

      The Company is a leading agribusiness biotechnology company focused on the development and marketing of premium, fresh and processed branded fruits and vegetables developed through advanced biotechnological breeding, genetic engineering, and other technologies.


Results of Operations

Three Months Ended March 31, 1995 Compared to Three Months Ended
   March 31, 1994

      For the three months ended March 31, 1995, the Company's loss from continuing operations decreased to $2.1 million from $7.3 million in the 1994 period. This $5.2 million improvement in operations was primarily attributable to changes in the Company's product mix. In the first quarter of 1994, the Company's highest revenue product was carrot. Tomatoes represent the largest product in the first quarter 1995. The Company's net income also improved as a result of the sale of Frost Technology Corporation ("Frost Technology") for a net profit of $1.1 million. In addition, the Company reduced consolidation and relocation cost by $.8 million.

      For the three months ended March 31, 1995, produce sales decreased eleven percent to $3.1 million from $3.5 in 1994. This $.4 million decrease is a result of the Company exiting the cello carrot product line and discontinuing the processing of its own carrots, which has resulted in substantially lower carrot sales in 1995 as compared to the same period in 1994. This decrease in carrot sales, however, was offset by significant increases in tomato sales as a result of expansion into new and existing geographic areas.

      Revenues from product development agreements decreased slightly to $.4 million in 1995 from $.5 million in 1994, principally due to fewer government grants.

      Investment and royalty income increased to $1.5 million in 1995 from $.1 million in 1994, principally as a result of recording $1.1 million of net revenue from the sale of Frost Technology and recognizing revenue for cash received on an option to purchase licensed technology.

      Cost of produce sales decreased to $3.6 million in 1995, from $6.7 million in 1994. The $3.1 million decrease in cost of produce sales was a result of the Company discontinuing the processing of its own carrots, changing its product mix toward the higher margin tomato product, and improving margins in the tomato business.

      Research and product development expenses decreased to $1.6 million in 1995 from $2.1 million in 1994, primarily due to the Company's decision to sharpen the focus of its research and concentrate its efforts principally in the area of fruits and vegetables.

      Selling, general and administrative expenses remained unchanged at $1.3 million.

Liquidity and Capital Resources

      At March 31, 1995, the Company had $1.1 million in cash and temporary investments, a $3.4 million net decrease from $4.5 million at December 31, 1994. This decrease is primarily the net result of the funding of operating losses of $2.1 million, funding $.5 million of other operating activities and the payment of $0.8 million of dividends on the Company's $2.25 Convertible Preferred Stock.

      In the second quarter the Company privately placed 750,000 shares of its common stock and received net proceeds after commissions and expenses of $1.4 million.

      At March 31, 1995, the Company had commitments of $687,000 for grower fees related to the future harvest of crops.

      Based on its current business plans, the Company believes that its current cash resources, modest working capital borrowing, revenues from prospective and existing research, product development and licensing arrangements and revenues from projected increases in produce sales, accompanied by projected improvements in the gross margin on such produce sales will be sufficient to fund its cash requirements into 1996, when the Company expects to generate sufficient cash flow from the marketing of its products to fund its operations, although there can be no assurance with respect thereto. Although the Company has had various negotiations concerning prospective research, product development and licensing agreements, there can be no assurance that any such agreements will be entered into or consummated; nor can there be any assurance that the projected improvements in produce sales and in gross margins will be achieved. Accordingly, the funds available to the Company may not be sufficient to meet the Company's cash requirements, in which case the Company may be required to issue additional equity securities, enter into other financial arrangements, sell certain assets, or curtail certain activities.



PART II.      OTHER INFORMATION



Item 6.         Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1995.

                                 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      DNA PLANT TECHNOLOGY CORPORATION



Date:  May 2, 1995                       By:  /s/ Robert Serenbetz

                                              Robert Serenbetz, Chairman
                                              and Chief Executive Officer
                                              (Principal Operating Officer)




Date:  May 2, 1995                        By:  /s/ Chris Braunlich

                                               Chris Braunlich, Vice President
                                               & Chief Financial Officer
                                               (Principal Financial Officer)