Form 10-Q
period 1995-06-30
DNA PLANT TECHNOLOGY CORP
filed 1995-08-14
CIK 730985

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended          June 30, 1995

                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _______________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding as of
       Class                                                June 30, 1995

Common Stock, $.01 par value                                   32,086,402

               DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                  FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1995




PART 1.     FINANCIAL INFORMATION

     Item 1.      Financial Statements

           (a) Consolidated Balance Sheets as of June 30, 1995 and December 31, 1994

           (b) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 1995 and 1994

           (c) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1995 and 1994

           (d)    Notes to Consolidated Financial Statements


      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.    OTHER INFORMATION

      Item 1.     Legal Proceedings

      Item 4.     Submission of Matters to a Vote of Security Holders

      Item 5.     Other Information

      Item 6.     Exhibits and Reports on Form 8-K

              DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)

                                                    June 30,   Dec.31,
                                                       1995      1994
                                                  (Unaudited)
                           ASSETS
Current assets
      Cash and cash equivalents                          1,113    1,202
      Temporary investments                                249    3,287
      Accounts receivable, net                           1,792    2,344
      Inventory                                            732    1,168
      Other current assets                                 838      600
      Assets held for sale                                 900      900
            Total current assets                         5,624    9,501
Fixed assets, net of accumulated depreciation of
      $7,769 in 1995 and $7,834 in 1994                  2,968    3,339
Note receivable                                            250      250
Patents and other assets, net of accumulated
      amortization of $303 in 1995 and $256 in 1994        453      450
Excess of purchase price over net assets acquired,
      net of amortization of $285 in 1995 and $190
      in 1994                                            1,615    1,710
            Total assets                              $ 10,910 $ 15,250
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                   1,240    1,537
      Dividend payable                                     791      776
      Accrued compensation                                 727      462
      Accrued restructuring and consolidation costs        680      808
      Accrued liabilities                                1,153    1,189
      Amount payable to DuPont                             983      983
            Total current liabilities                    5,574    5,755
Deferred revenue                                           438      518
Deferred compensation                                      347      285
      Total deferreds                                      785      803
Stockholders' equity:
      Preferred stock, par value $.01 per share;
         authorized 5,000 shares; $2.25 convertible
         preferred stock; issued and outstanding -
         1,380 shares in 1995 and 1994
         (aggregate liquidation preference of
         $34,500)                                           14       14
      Series A convertible preferred stock, par value
         $.01 per share; authorized, issued and
         outstanding 3 shares in 1995 and 1994
        (aggregate liquidation preference of $16,500)       --      --
      Series B and C convertible preferred stock, par
          value $.01 per share                              --      --
      Common stock, par value $.01 per share;
          authorized 60,000 shares; issued 32,086
          shares in 1995 and 30,713 shares in 1994         321     307
      Common stock to be issued, par value $.01 per
          share, none in 1995, 100 shares in 1994           --       1
      Additional paid in capital                       151,888  149,918
      Accumulated deficit                            (147,847) (141,752)
      Unrealized holding gain                              175      204
      Total stockholders' equity                         4,551    8,692
      Total liabilities and stockholders' equity       $10,910  $15,250
See accompanying notes to consolidated financial statements

            DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)
                                  (Unaudited)
                                Three Months      Six Months
                                    Ended           Ended
                                   June 30,        June 30,

                                 1995    1994    1995     1994
Revenues:
  Produce sales               $ 2,992 $ 3,671 $ 6,063 $  7,125
  Product development
    agreements                    534     615     874    1,133
  Investment and royalty
    income                         32      62   1,510      118
     Total revenues             3,558   4,348   8,447    8,376
Operating expenses:
  Cost of produce sales          4,981   6,461   8,601   13,178
  Exit carrot processing           ---     810     380      810
  Research and product
     development                 1,455   1,786   3,090    3,555
  Selling, general and
     administrative              1,124   2,076   2,464    3,743
  Consolidation and relocation
     costs                          20      73      70    1,281
     Total operating expenses    7,580  11,206  14,605   22,567
Loss from operations            (4,022) (6,858) (6,158) (14,191)
Gain on sale of assets              41     ---      65      ---
Loss from continuing
  operations                    (3,981) (6,858) (6,093) (14,191)
Discontinued operations:
  Loss from operations             ---     ---     ---     (640)
  Loss on disposition              ---     ---     ---   (1,623)
     Total discontinued
       operations                  ---     ---     ---   (2,263)
Net loss                        (3,981) (6,858) (6,093) (16,454)
Preferred stock dividend          (791)   (776) (1,567)  (1,552)
Net loss applicable to common
  stockholders                 $(4,772)$(7,634)$(7,660)$(18,006)
Net loss per common share:
  Continuing operations         $ (.15) $ (.27) $ (.25)  $ (.57)
  Discontinued operations          ---     ---     ---     (.08)
  Net loss per common share     $ (.15) $ (.27) $ (.25)  $ (.65)
Weighted average common shares
  outstanding                   31,520  28,666  31,203   27,580
See accompanying notes to consolidated financial statements.

             DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)
                                                     Six Months Ended
                                                         June 30,
                                                       1995     1994
Cash flows from operating activities:
   Net loss from continuing operations               $(6,093)$(14,191)
   Reconciliation of net loss to net cash used in
   operating activities:
       Depreciation and amortization                     230      807
       Change in allowance for doubtful accounts        (200)     ---
       Compensation in common stock                       54       60
       Gain from disposal of fixed assets                (66)     ---
       Loss from discontinued operations                 ---   (1,243)
   Net changes in:
       Accounts receivable                               752   (1,293)
       Inventory                                         436     (742)
       Other current assets                             (238)     767
       Other assets                                      (50)      83
       Accounts payable and accrued liabilities          197   (2,481)
       Deferred revenue and compensation                 (18)     ---
   Net cash provided by (used in) operating
    activities                                        (4,996) (18,233)
Cash flows from investing activities:
     Capital expenditures                                (95)    (244)
     Purchases of temporary investments                  ---  (12,618)
     Sales and maturities of temporary investments     3,009   11,028
     Net proceeds from sale of assets                     66      ---
     Net cash provided by (used in) investing
       activities                                      2,980   (1,834)
Cash flows from financing activities:
     Proceeds from sale of common and preferred
       stock                                           3,494   18,929
     Proceeds from exercise of options                  ---        48
     Preferred stock dividends                        (1,567)  (1,552)
         Net cash provided by (used in) financing
           activities                                  1,927   17,425
Net increase (decrease) in cash and cash equivalents     (89)  (2,642)
Cash and cash equivalents, beginning of period         1,202    3,254
Cash and cash equivalents, end of period             $ 1,113  $   612
See accompanying notes to consolidated financial statements

            DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1995
                                 (Unaudited)

Note 1 - BASIS OF PRESENTATION

     The consolidated financial statements included herein have been prepared by the DNA Plant Technology Corporation ("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K.

     In the opinion of the Company's management, the accompanying unaudited, consolidated financial statements contain adjustments, all of which are of a normal recurring nature, necessary to present fairly the Company's financial position as of June 30, 1995 and the results of its operations for the three and six months ended June 30, 1995 and 1994 and its cash flows for the six months ended June 30, 1995 and 1994.

     Certain reclassifications have been made to prior period amounts to be consistent with the current period presentation.

     Interim results are not necessarily indicative of results for the full fiscal year.


Note 2 - EXIT CARROT PROCESSING

     During 1994, the Company discontinued processing its own carrots and shut down its carrot processing plant. As a result of the plant closure, all carrot processing personnel were terminated in the fourth quarter of 1994. The Company's current plans are either to (a) enter a partnership arrangement with another carrot processor in which the Company would contribute its carrot processing equipment to the partnership or (b) dispose of the equipment by selling it to a third party.

     During 1994, the Company recorded a charge of $2.4 million consisting of a $1.6 million non-cash charge to write down the equipment to estimated net realizable value, a $.5 million charge to write down packaging material and seed inventory, a $.2 million charge for lease payments, and $.1 million for severance and termination benefits. This charge is based on the assumption that the Company will be able to enter into a partnership arrangement with another carrot processor where the Company would contribute its carrot processing equipment at the net book value of $3.2 million and sublease its facility at the current monthly lease amount. As a result of experiencing delays in closing a partnership agreement, during the six month period ended June 30, 1995 the Company recorded additional charges of approximately $.4 million for estimated lease payments to be incurred prior to finalizing a partnership arrangement. The ultimate charge for the plant closure is dependent on the outcome of certain future events, including negotiations regarding the carrot processing partnership referred to above. The ultimate resolution of this matter may result in additional charges, currently estimated to be up to $1.9 million, being recognized.


Note 3 - SALE OF FROST TECHNOLOGY CORPORATION

     In February 1995, the Company sold the stock of Frost Technology Corporation, a wholly-owned subsidiary, to a third party for $1.3 million of consideration. The assets of this subsidiary consisted of technology rights and the subsidiary had no operating activities. This transaction resulted in net revenues of $1.1 million which are recorded as investment and royalty income in the accompanying Consolidated Statements of Operations. The Company received $1.0 million of the consideration in the first quarter of 1995. The remaining $.3 million is due
September 30, 1995, and is recorded as an other current asset in the accompanying Consolidated Balance Sheets.


Note 4 - CONSOLIDATION AND RELOCATION OF FACILITIES

     During 1994, the Company relocated its headquarters and consolidated its research operations from its New Jersey facility to its research facility in Oakland, California. This consolidation and relocation was a further step in the Company's efforts to consolidate its operations, eliminate duplication of staff and facilities, and focus primarily on the development and marketing of fresh and processed fruits and vegetables. In 1994, the Company incurred $2.0 million of non-recurring costs to accomplish this relocation and consolidation. During the six months ended June 30, 1995 the Company incurred $70,000 of costs associated with this consolidation and relocation.


Note 5 - INVENTORIES

     Inventories consisted of the following (in thousands):

                                          June 30,    December 31,
                                            1995          1994
                                        (Unaudited)
Prepaid grower fees                           $268        $  581
Raw materials and seed                         395           407
Finished goods                                  69           180
Total Inventory                               $732        $1,168

Note 6 - SALE OF COMMON STOCK

     During the six months ended June 30, 1995, the Company, in private placement transactions pursuant to Regulations D and S of the Securities Act of 1933, has sold 1,255,000 shares of the Company's common stock for net proceeds, after commissions and expenses, of $2.2 million.

Note 7 - SALE OF PREFERRED STOCK

     During the second quarter of 1995 the Company sold 750 shares of Series B and 750 shares of Series C preferred stock for $1,000 per share. As a result of the sales, at June 30, 1995 the Company had authorized, issued, and outstanding 750 shares of Series B and 750 shares of Series C, $.01 par value convertible preferred stock. Each share of Series B and Series C preferred stock is convertible at a per share rate that varies depending on the market price of the common stock at the time of the conversion. Dividends on the Series B and Series C preferred stock at an annual rate of $100 per share are cumulative and payable quarterly when and as declared by the Company's Board of Directors. The liquidation value of each share of Series B and Series C preferred stock is $1,000.

Note 8 - SUBSEQUENT EVENTS

     In May 1995, a lawsuit was brought against the Company by Monsanto Company ("Monsanto") in the United States District Court for the District of Delaware. Monsanto alleged that the Company had infringed two of Monsanto's United States patents relating to the use of promoter and gene marker technology in plants. During the third quarter the Company and Monsanto agreed to settle the legal action for an immaterial amount to be paid in equal annual installments over a four year period beginning January 1996.

     During the third quarter the Company entered into an agreement with a consultant to privately place up to 9,700,000 restricted shares of common stock of the Company together with warrants entitling the holders to purchase an additional 5,050,000 shares of common stock at $2.50/share. The estimated net proceeds of such proposed placements (if all securities are sold) will be approximately $9.1 million. There can be no assurance that the balance of the placement will be consummated. The restriction prohibits these shares from being publicly traded until April 1996. The shares of stock issuable upon the exercise of the warrants are subject to shareholder approval on or prior to June 30, 1996; if shareholders do not approve the warrants, the Company will be obligated to redeem the warrants at $.25 per warrant. As part of the compensation to the consultant who is assisting the Company in placing the stock, the Company will grant the consultant options to purchase up to 1,475,000 shares of common stock at a price related to the market price on the final closing date.

     Under this agreement and as of the date of this filing, the Company has privately placed 2,000,000 restricted shares of the Company's common stock together with warrants to purchase 1,200,000 shares of its common stock and received net proceeds after commissions and expenses of $1.9 million.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             June 30, 1995



General

     The Company is a leading agribusiness biotechnology company focused on the development and marketing of premium, fresh and processed branded fruits and vegetables developed through advanced biotechnological breeding, genetic engineering, and other technologies.


Results of Operations

Three Months Ended June 30, 1995 Compared to Three Months Ended
June 30, 1994

     For the three months ended June 30, 1995, the Company's loss from continuing operations decreased to $4.0 million from $6.9 million in the 1994 period. This $2.9 million improvement in operations was primarily attributable to changes in the Company's product mix. In the second quarter of 1994, the Company's highest revenue product was carrot. Tomatoes
represent the largest product in the second quarter 1995.   In addition,
the 1994 results included a $.8 million non-recurring charge for costs associated with the shutdown of the cello carrot product line.

     For the three months ended June 30, 1995, produce sales decreased to $3.0 million from $3.7 in 1994. This $.7 million decrease is a result of the Company exiting the cello carrot product line and discontinuing the processing of its own carrots, which has resulted in substantially lower carrot sales in 1995 as compared to the same period in 1994. This decrease in carrot sales, however, was partially offset by significant increases in tomato sales as a result of expansion into new and existing geographic areas.

     Revenues from product development agreements decreased slightly to $.5 million in 1995 from $.6 million in 1994, principally due to fewer government grants.

     Investment and royalty income remained unchanged at less than $.1 million.

     Cost of produce sales decreased to $5.0 million in 1995 from $6.5 million in 1994. This $1.5 million decrease in cost of produce sales was a result of the Company discontinuing the processing of its own carrots and changing its product mix toward the higher margin tomato product.

     Research and product development expenses decreased to $1.5 million in 1995 from $1.8 million in 1994, primarily due to the Company's decision to sharpen the focus of its research and concentrate its efforts principally in the area of fruits and vegetables.

     Selling, general and administrative expenses decreased 46% to $1.1 million in 1995 from $2.1 million in 1994. This $1.0 million decrease is a result of the Company's efforts to consolidate its operations, eliminate duplication of administrative staff and facilities and focus its marketing efforts on tomatoes.



Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1994

     The Company's loss from continuing operations of $6.1 million for the six months ended June 30, 1995 decreased significantly from the 1994 loss of $14.2 million primarily due to changes in the Company's product mix. During the first six months of 1994 the Company's primary product was carrots. In 1995 the primary product is tomatoes, which is a higher margin product for the Company. In addition, 1994 results included a non-recurring charge of $1.3 million related to the Company's relocation of its New Jersey headquarters to existing Company facilities in California, as compared to the 1995 charge of $.1 million and a charge of $.8 million for costs associated with the shutdown of the cello carrot product line as compared to the 1995 charge of $.4 million.

     For the six months ended June 30, 1995, produce sales decreased to $6.1 million from $7.1 million in 1994. This $1.0 million decrease is a result of the Company exiting the cello carrot product line and discontinuing the processing of its own carrots, which has resulted in substantially lower carrot sales in 1995 as compared to the same period in 1994. This decrease in carrot sales, however, was partially offset by significant increases in tomato sales as a result of expansion into new and existing geographic areas.

     Revenues from product development agreements decreased to $.9 million in 1995 from $1.1 million in 1994 principally due to fewer government grants.

     Investment and royalty income increased to $1.5 million in 1995 from $.1 million in 1994 as a result of recording $1.1 million of the net revenue in the first quarter from the sale of Frost Technology and recognizing revenue for cash received on an option to purchase licensed technology.

     Cost of produce sales decreased to $8.6 million in 1995 from $13.2 in 1994. This $4.6 million decrease was a result of the Company discontinuing the processing of its own carrots, changing its product mix toward the higher margin tomato product and improving margins in the tomato business.

     Research and product development expenses decreased to $3.1 million in 1995 from $3.6 million in 1994, primarily due to the Company's decision to sharpen the focus of its research efforts and concentrate its efforts principally in the area of fruits and vegetables.

     Selling, general and administrative expenses decreased significantly to $2.5 million from $3.7 million. This $1.2 million decrease is due to the Company's efforts to consolidate its operations, eliminate duplication of administrative staff and facilities and focus its marketing efforts on tomatoes.


Liquidity and Capital Resources

     At June 30, 1995, the Company had $1.4 million in cash and temporary investments, a $3.1 million net decrease from $4.5 million at December 31, 1994. This decrease is primarily the net result of the funding of operating losses of $5.0 million and the payment of $1.6 million of dividends on the Company's convertible preferred stock, partially offset by $3.5 million in net proceeds from the sale of common and preferred stock (see notes 6 and 7).

     In the first quarter, the Company received cash proceeds of $1.0 million from the sale of Frost Technology Corporation, a wholly-owned subsidiary.

     In the second quarter, the Company privately placed 1,255,000 shares of its common stock and received net proceeds, after commissions and expenses, of $2.2 million. In addition, the Company privately placed 750 shares of Series B and 750 shares of Series C preferred stock and received net proceeds, after commissions and expenses, of $1.4 million.

     At June 30, 1995, the Company had commitments of $558,000 for grower fees related to the future harvest of crops.

     Subsequent to the second quarter, the company has raised approximately $1.9 million from the private placement of common stock and warrants and is currently engaged in the placement of additional shares of its common stock and warrants (see Subsequent Events footnote). The Company believes this financing, (including the proposed placement), together with modest working capital borrowing, will be sufficient to fund its operating needs until it reaches profitability and a positive cash flow.



PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

     In May 1995, a lawsuit was brought against the Company by Monsanto Company ("Monsanto") in the United States District Court for the District of Delaware. Monsanto alleged that the Company had infringed two of Monsanto's United States patents relating to the use of promoter and gene marker technology in plants. During the third quarter the Company and Monsanto agreed to settle the legal action for an immaterial amount to be paid in equal annual installments over a four year period beginning January 1996.

Item 4.  Submission of Matters to a Vote of Security Holders

     On May 18, 1995, the Company held its Annual Meeting of Stockholders. In addition to the election of Evelyn Berezin, James L. Ferguson,
Gerald D. Laubach, Douglas S. Luke, Somchit Sertthin, and Robert Serenbetz as directors of the Company and the confirmation of the Company's independent certified public accountants, the stockholders approved the proposal to amend the Company's Non-Employee Directors' Stock Option Plan with 23,907,424 shares cast in favor of the proposal, 1,706,551 shares voting against the proposal and 627,544 shares withheld and/or abstaining.


Item 5.  Other Information

     As further discussed in Note 8 of Part 1, Item 1 of this Form 10Q, the Company has entered into an agreement with a consultant to privately place up to 9.7 million shares of the Company's common stock.


Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1995.

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        DNA PLANT TECHNOLOGY CORPORATION



Date:     August 14, 1995                    By: /s/ Robert Serenbetz

                                           Robert Serenbetz, Chairman
                                           and Chief Executive Officer
                                           (Principal Operating Officer
                                           and Principal Financial Officer)