Form 10-Q/A
period 1995-06-30
DNA PLANT TECHNOLOGY CORP
filed 1995-08-16
CIK 730985

This refiling of Part I, Item 1. results from a change to Note 8 of the Consolidated Financial Statements.

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



                                        DNA PLANT TECHNOLOGY CORPORATION



Date:     August 15, 1995                    By: /s/ Robert Serenbetz

                                           Robert Serenbetz, Chairman
                                           and Chief Executive Officer
                                           (Principal Operating Officer
                                           and Principal Financial Officer)