Form 10-Q
period 1995-09-30
DNA PLANT TECHNOLOGY CORP
filed 1995-11-13
CIK 730985

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended          September 30, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding as of
       Class                                              September 30, 1995

Common Stock, $.01 par value                                  40,695,053

               DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                  FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER  30, 1995


PART 1.    FINANCIAL INFORMATION

     Item 1.    Financial Statements

           (a) Consolidated Balance Sheets as of September 30, 1995 and December 31, 1994

           (b) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 1995 and 1994

           (c) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1995 and 1994

           (d)  Notes to Consolidated Financial Statements


    Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations.


PART II.    OTHER INFORMATION


   Item 1.      Legal Proceedings

   Item 3.      Default Upon Securities

   Item 6.      Exhibits and Reports on Form 8-K

              DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share data)
                                                              September 30,    December 31,
                                                                 1995              1994
                               ASSETS                         _____________    ____________
                                                               (Unaudited)
Current assets:
    Cash and cash equivalents                                        $3,684          $1,202
    Temporary investments                                                21           3,287
    Accounts receivable, net                                            860           2,344
    Inventory                                                         1,892           1,168
    Other current assets                                                531             600
    Assets held for sale                                              1,066             900
        Total current assets                                          8,054           9,501
Fixed assets, net of accumulated depreciation of $7,597 in
    1995 and $7,834 in 1994                                           2,544           3,339
Note receivable                                                         250             250
Patents and other assets, net of accumulated amortization
      of $328 in 1995 and $256 in 1994                                  444             450
Excess of purchase price over net assets acquired, net of
    amortization of $333 in 1995 and $190 in 1994                     1,567           1,710
        Total assets                                                $12,859         $15,250
                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                 $  906          $1,537
    Dividend payable                                                     --             776
    Accrued compensation                                                688             462
    Accrued restructuring and consolidation costs                       804             808
    Accrued liabilities                                                 639           1,189
    Amount payable to DuPont                                            983             983
    Current portion of long-term debt                                   167              --
         Total current liabilities                                    4,187           5,755
Deferred revenue                                                        694             518
Deferred compensation                                                   333             285
Long-term debt                                                          778              --
        Total other liabilities                                       1,805             803
Stockholders' equity:
    Preferred Stock, par value $.01 per share; authorized
       5,000 shares:
       $2.25 convertible preferred stock; issued and
            outstanding -1,380 shares in 1995 and 1994
            (aggregate liquidation preference of $34,500)                 14             14
       Series A convertible preferred stock, par value $.01
            per share;  authorized, issued and outstanding
            3 shares in 1995 and 1994 (aggregate liquidation
            preference of $16,500)                                        --              --
    Common Stock, par value $.01 per share; authorized
        60,000 shares; issued 40,695 shares in 1995 and
        30,713 in 1994                                                   407             307
    Common stock to be issued, par value $.01 per share,
        none in 1995, 100 shares in 1994                                   --               1
    Additional paid in capital                                        158,660         149,918
    Accumulated deficit                                              (152,230)       (141,752)
    Unrealized holding gain                                                16             204
    Total stockholders' equity                                          6,867           8,692
    Total liabilities and stockholders' equity                       $12,859          $15,250

See accompanying notes to consolidated financial statements.

             DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                 (Unaudited)
                                         Three Months Ended      Nine Months Ended
                                              September 30          September 30
                                         ___________________    ___________________
                                           1995       1994        1995      1994
                                         ________    _______   ________   ________
Revenues:
   Produce sales                          $ 1,257     $3,046    $ 7,211    $10,170
   Product development agreements             457        613      1,331      1,746
   Investment and royalty income               30      1,136      1,550      1,255
          Total revenues                    1,744      4,795     10,092     13,171
Operating expenses:
   Cost of produce sales                    2,185      5,179     10,580     18,357
   Exit carrot processing                     996      2,400      1,375      3,210
   Research and product development         1,393      1,676      4,484      5,231
   Selling, general and administrative      1,717      1,726      4,288      5,469
   Consolidation and relocation costs          --        201         70      1,482
       Total operating expenses             6,291     11,182     20,797     33,749
                                           (4,547)    (6,387)   (10,705)   (20,578)
Gain on sale of assets                        164        220        230        220
Loss from continuing operations            (4,383)    (6,167)   (10,475)   (20,358)
Discontinued operations:
    Loss from operations                       --         --         --       (640)
    Gain (Loss) on disposition                 --        350         --     (1,273)
       Total discontinued operations           --        350         --     (1,913)
Net loss                                   (4,383)    (5,817)   (10,475)   (22,271)
Preferred stock dividend                       --       (776)    (1,567)    (2,329)
Net loss applicable to common
    stockholders                          $(4,383)   $(6,593)  $(12,042)  $(24,600)
Net loss per common share:
    Continuing operations                 $  (.13)   $  (.23)  $   (.37)  $   (.80)
    Discontinued operations                    --        .01         --       (.07)
       Net loss per common share          $  (.13)   $  (.22)  $   (.37)  $   (.87)

Weighted average common shares
    outstanding                            35,002     29,688     32,635     28,423

See accompanying notes to consolidated financial statements.

            DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)

                                                                Nine Months Ended
                                                                   September 30,
                                                              ______________________
                                                                 1995       1994
                                                              __________  __________

Cash flows from operating activities:
    Net loss from continuing operations                        $(10,475)  $(20,358)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
           Depreciation and amortization                            352      1,069
           Changes in allowance for doubtful accounts              (227)         8
           Exit carrot processing                                   996      2,300
           Compensation in common stock                              63         64
           Gain on sale of assets                                  (230)      (220)
           Loss from discontinued operations                         --     (1,332)
           Net changes in:
              Accounts receivable                                 1,711          8
              Inventory                                            (724)       (92)
              Other current assets                                  (98)      (777)
              Accounts payable and accrued liabilities           (1,721)    (3,576)
              Other assets and liabilities                          159        383
        Net cash used in operating activities                   (10,194)   (22,523)

Cash flows from investing activities:
    Capital expenditures                                           (163)      (265)
    Purchases of temporary investments                               --    (18,185)
    Sales and maturities of temporary investments                 3,283     16,559
    Proceeds from sale of assets                                    780         --
        Net cash provided by (used in) investing activities       3,900     (1,891)
Cash flows from financing activities:
    Proceeds from sale of common stock                           10,343     25,527
    Proceeds from exercise of options                                --        108
    Preferred stock dividends                                    (1,567)    (2,329)
        Net cash provided by financing activities                 8,776     23,306
Net increase (decrease) in cash and cash equivalents              2,482     (1,108)
Cash and cash equivalents, beginning of period                    1,202      3,254
Cash and cash equivalents, end of period                       $  3,684    $ 2,146
See accompanying notes to consolidated financial statements.

             DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1995
                                 (Unaudited)

Note 1 - BASIS OF PRESENTATION
    The consolidated financial statements included herein have been prepared by DNA Plant Technology Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K.

    In the opinion of the Company's management, the accompanying unaudited, consolidated financial statements contain adjustments, all of which are of a normal recurring nature, necessary to present fairly the Company's financial position as of September 30, 1995 and the results of its operations for the three and nine months ended September 30, 1995 and 1994 and its cash flows for the nine months ended September 30, 1995 and 1994.

    Certain reclassifications have been made to prior period amounts to be consistent with the current period presentation.

    Interim results are not necessarily indicative of results for the full fiscal year.


Note 2 - EXIT CARROT PROCESSING

    The Company has entered into an agreement to lease carrot processing equipment with a net book value of $1,725,000 (original cost of $1,930,000, net of accumulated depreciation of $205,000) to a third party. The lease is an operating lease with a term of sixty months beginning November 1, 1995, and terminating October 31, 2000. Lease payments will be $15,935 per month. The lessee has an option to purchase the equipment at the end of the lease term at its then fair market value. The carrot processing equipment not leased was written down to its net realizable value of $.2 million as of September 30, 1995 and is recorded in the Consolidated Balance Sheets as assets held for sale.

    Concurrent with the leasing of its carrot processing equipment, the Company terminated its carrot processing facility lease. In accordance with the terms of the termination agreement, the Company is to make payments totaling $945,000 to the lessor of the facility consisting of a termination penalty under the terms of the original lease agreement, monthly lease payments through December 1995 and the cost to restore the facility to its
prelease condition.   In connection with the payment of these amounts, the
Company executed and delivered a note payable to the lessor in the principal amount of $945,000 payable over 48 months and bearing interest at a rate of 10% per annum. The note is recorded at its face value in the Consolidated Balance Sheets as of September 30, 1995.

    These transactions resulted in a $1.0 million charge to operations during the three months ended September 30, 1995.


Note 3 - INVENTORIES

    Inventories consisted of the following (in thousands):

                                         September 30,      December 31,
                                              1995               1994
                                          _____________      _____________
                                           (Unaudited)
    Prepaid grower fees                        $1,447            $  581

    Raw materials and seed                        391               407

    Finished goods                                 54               180

    Total Inventory                            $1,892            $1,168


Note 4 - SALE OF COMMON STOCK

    During the third quarter, the Company privately placed 7,250,000 shares of common stock of the Company together with warrants entitling the holders to purchase an additional 3,825,000 shares of common stock at $2.50 per share for net proceeds, after commissions and expenses, of $6.8 million. The holders of these shares have agreed not to publicly trade such shares prior to April 1996. The shares of common stock issuable upon the exercise of the warrants are subject to shareholder approval; if shareholder approval is not obtained on or prior to June 30, 1996, the Company will be obligated to redeem the warrants at $.25 per warrant ($956,250 in the aggregate). As part of the compensation to the consultant who assisted the Company in placing these securities, the Company granted the consultant options to purchase 1,087,500 shares of the Company's common stock at $1.75 per share, the issuance of which is also subject to shareholders approval of an increase in the authorized number of shares of the Company's common stock.


Note 5 - SALE AND CONVERSION OF PREFERRED STOCK

    During the second quarter of 1995 the Company sold 750 shares of Convertible Series B and 750 shares of Convertible Series C preferred stock for $1,000 per share. During the third quarter of 1995, these shares were converted into 1,318,839 shares of the Company's common stock at an average conversion price of $1.14.


Note 6 - LITIGATION

    In May 1995, a lawsuit was brought against the Company by Monsanto Company ("Monsanto") in the United States District Court for the District of Delaware. Monsanto alleged that the Company had infringed two of Monsanto's United States patents relating to the use of promoter and gene marker technology in plants. During the third quarter the Company and Monsanto settled this legal action for an immaterial amount to be paid in equal annual installments over a four year period beginning January 1996.


Note 7 - SUBSEQUENT EVENTS

    In October 1995, the Company sold to Alida Marine, Inc. ("Alida") under Alida's right of first refusal, as provided in the Stock Purchase Agreement dated August 5, 1994, between Alida and the Company, 464,725 shares of the Company's common stock and warrants to purchase 245,182 shares of the Company's common stock at $2.50 per share for $464,725. The right of first refusal provision in such Stock Purchase Agreement in general permits Alida to purchase a proportionate percentage of securities offered to others at the same price and terms (See Note 5).

    The Company did not declare or pay the regular quarterly dividend ($.5625 per share) on its $2.25 Convertible Exchangeable Preferred Stock payable on November 1, 1995 and as of the date hereof, the total arrearage with respect to such class of stock is $776,250.

    Subsequent to September 30, 1995, the Company entered into an agreement to issue 1,557,377 shares of its common stock in exchange for 1,364,118 shares of common stock of United Agricorp, Inc. ("UAC"), which represents approximately 13% of the outstanding shares of UAC. UAC is an agribusiness biotechnology company focused on the improvement of strawberries, raspberries and grapes.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                September 30, 1995



General

    The Company is a leading agribusiness biotechnology company focused on the development and marketing of premium, fresh and processed branded fruits and vegetables developed through advanced biotechnological breeding, genetic engineering, and other technologies.


Results of Operations

Three Months Ended September 30, 1995 Compared to Three Months Ended
    September 30, 1994

    For the three months ended September 30, 1995, the Company's loss from continuing operations decreased to $4.4 million from $6.2 million in the 1994 period. This $1.8 million decrease was attributable to the decrease in costs to exit the carrot processing business from $2.4 million in 1994 to $1.0 million in 1995 and to changes in the Company's product mix. In the third quarter of 1994, the Company's highest revenue product was carrots. Tomatoes represented the largest product in the third quarter of 1995.

    For the three months ended September 30, 1995, produce sales decreased to $1.3 million from $3.0 million in 1994. This $1.7 million decrease was primarily attributable to revenues of $1.4 million in 1994 associated with a marketing joint venture that was dissolved in the fourth quarter of 1994. In addition the Company exited the cello carrot product line and discontinued the processing of its own carrots by the end of the third quarter of 1994, which has resulted in substantially lower carrot sales in 1995 as compared to the same period in 1994. This decrease in carrot sales, however, was partially offset by increases in tomato sales as a result of expansion into new and existing geographic areas.

    Revenues from product development agreements decreased slightly to $.5 million in 1995 from $.6 million in 1994, principally due to fewer government grants.

    Investment and royalty income decreased to less than $.1 million in 1995 from $1.1 million in 1994. This decrease was due to 1994 results which included the recognition of $1.0 million of revenue from a significant licensing agreement.

    Cost of produce sales decreased to $2.2 million in 1995 from $5.2 million in 1994. This $3.0 million decrease was a result of 1994 costs of $1.3 million associated with the marketing joint venture terminated in 1994 and the fact that the Company discontinued the processing of its own carrots and changed its product mix toward the higher margin tomato product.


    Research and product development expenses decreased to $1.4 million in 1995 from $1.7 million in 1994, primarily due to the Company's decision to sharpen the focus of its research and concentrate its efforts principally in the area of fruits and vegetables.

    Selling, general and administrative expenses remained unchanged at $1.7 million.



Nine Months Ended September 30, 1995 Compared to Nine Months Ended
    September 30, 1994

    The Company's loss from continuing operations of $10.5 million for the nine months ended September 30, 1995 decreased significantly from the 1994 loss of $20.4 million primarily due to changes in the Company's product mix. During the first nine months of 1994 the Company's primary product was carrots. In 1995 the primary product was tomatoes, which is a higher margin product for the Company. In addition, 1994 results included a non-recurring charge of $1.5 million related to the Company's relocation of its New Jersey headquarters to existing Company facilities in California, as compared to the 1995 charge of $.1 million and a charge of $3.2 million in 1994 for costs associated with the Company discontinuing the processing of its own carrots as compared to the 1995 charge of $1.4 million.

    For the nine months ended September 30, 1995, produce sales decreased to $7.2 million from $10.2 million in 1994. This $3.0 million decrease was primarily attributable to revenues of $1.4 million in 1994 associated with a marketing joint venture that was dissolved in the fourth quarter of 1994. In addition, the Company exited the cello carrot product line and discontinued the processing of its own carrots by the end of the third quarter of 1994, which has resulted in substantially lower carrot sales in 1995 as compared to the same period in 1994. This decrease in carrot sales, however, was partially offset by increases in tomato sales as a result of expansion into new and existing geographic areas.

    Revenues from product development agreements decreased to $1.3 million in 1995 from $1.7 million in 1994 principally due to fewer government grants.

    Investment and royalty income increased to $1.6 million in 1995 from $1.3 million in 1994 as a result of recording $1.1 million of the net revenue in the first quarter of 1995 from the sale of Frost Technology and recognizing revenue for cash received on an option to purchase licensed technology. The 1994 results included $1.0 million as a result of recording revenue from a significant licensing agreement.

    Cost of produce sales decreased to $10.6 million in 1995 from $18.4 million in 1994. This $7.8 million decrease was a result of 1994 costs of $1.3 million associated with the marketing joint venture terminated in 1994 and the discontinuation by the Company of the processing of its own carrots and the change of its product mix toward the higher margin tomato product.

Research and product development expenses decreased to $4.5 million in 1995 from $5.2 million in 1994, primarily due to the Company's decision to sharpen the focus of its research efforts and concentrate its efforts principally in the area of fruits and vegetables.

    Selling, general and administrative expenses decreased to $4.3 million from $5.5 million. This $1.2 million decrease was due to the Company's efforts to consolidate its operations, eliminate duplication of administrative staff and facilities and focus its marketing efforts on tomatoes.


Liquidity and Capital Resources

    At September 30, 1995, the Company had $3.7 million in cash and temporary investments, a $.8 million net decrease from $4.5 million at December 31, 1994. This decrease was primarily the net result of the funding of operating losses of $10.2 million and the payment of $1.6 million of dividends on the Company's $2.25 Convertible Exchangeable Preferred Stock, offset by $10.4 million in net proceeds from the sale of common and preferred stock discussed below (see Notes 4 and 5 to the Company's Consolidated Financial Statements).

    During the nine months ended September 30, 1995, the Company received cash proceeds of $1.3 million from the sale of Frost Technology Corporation, a wholly-owned subsidiary.

    During the nine months ended September 30, 1995, the Company privately placed 8,505,000 shares of its common stock and received net proceeds, after commissions and expenses, of $9.0 million. In addition, the Company privately placed 750 shares of Series B and 750 shares of Series C preferred stock and received net proceeds, after commissions and expenses, of $1.4 million. These preferred shares were converted into common stock in the third quarter (see
Note 5 to the Company's Consolidated Financial Statements).

    At September 30, 1995, the Company had commitments of $1,277,000 for grower fees related to the future harvest of crops.

    Subsequent to September 30, 1995, the Company raised approximately
$.5 million from the private placement of the Company's common stock (see
Note 7 to the Company's Consolidated Financial Statements). In addition, the Company did not declare or pay the regular quarterly dividend ($.5626 per share or $776,250 in the aggregate) on its $2.25 Convertible Exchangeable Preferred Stock, payable on November 1, 1995. Based on its current business plans, the Company believes that its current cash resources, planned working capital borrowing, revenues from prospective and existing research, product development and licensing arrangements, revenues from projected increases in produce sales, accompanied by projected improvements in the gross margin on such produce sales and reduction of fixed overhead costs as a result of ceasing carrot processing, will be sufficient to fund its cash requirements until mid-1996. Although the Company has had various negotiations concerning prospective research, product development and licensing agreements, and working capital loan agreements, there can be no assurance that any such agreements will be entered into or consummated; nor can there be any assurance that the projected improvements in produce sales and in gross margins will be achieved. Accordingly, the funds available to the Company may not be sufficient to meet the Company's cash requirements beyond mid-1996. Accordingly, in order to generate sufficient funds to meet its cash requirements beyond the middle of 1996, the Company may be required to continue to suspend future quarterly dividend payments on its $2.25 Convertible Exchangeable Preferred Stock, issue additional equity securities, enter into strategic partnerships or other financial arrangements, sell certain assets, or curtail certain activities. The issuance by the Company of additional shares of common stock will require the approval of the Company's shareholders of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock (see Note 4 to the Company's Consolidated Financial Statements).



PART II.    OTHER INFORMATION


Item 1.    Legal Proceedings

    In May 1995, a lawsuit was brought against the Company by Monsanto Company ("Monsanto") in the United States District Court for the District of Delaware. Monsanto alleged that the Company had infringed two of Monsanto's United States patents relating to the use of promoter and gene marker technology in plants. During the third quarter the Company and Monsanto settled this legal action for an immaterial amount to be paid in equal annual installments over a four year period beginning January 1996.


Item 3.    Defaults Upon Securities

    The Company did not declare or pay the regular quarterly dividend ($.5625 per share) on its $2.25 Convertible Exchangeable Preferred Stock payable on November 1, 1995 and as of the date hereof, the total arrearage with respect to such class of stock is $776,250.


Item 6.    Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1995.

                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       DNA PLANT TECHNOLOGY CORPORATION



Date:  November 13, 1995               By:  /s/ Robert Serenbetz

                                            Robert Serenbetz, Chairman
                                            and Chief Executive Officer
                                            (Principal Operating Officer
                                            and Principal Financial Officer)