Form 10-K
period 1995-12-31
DNA PLANT TECHNOLOGY CORP
filed 1996-04-01
CIK 730985

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   for the Fiscal Year Ended December 31, 1995

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        for the Transition Period from to

                           Commission File No. 0-12177
                           --------------------------
                        DNA PLANT TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)
                        --------------------------------

            Delaware                                     22-2395856
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

   6701 San Pablo Avenue, Oakland, CA                      94608
(Address of principal executive Offices)                 (Zip Code)

       Registrant's telephone number, including area code: (510) 547-2395
                           --------------------------
           Securities registered pursuant to section 12(b) of the Act:
Title of each class                    Name of each exchange on which registered
- -------------------                    -----------------------------------------
      None                                                None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share

    $2.25 Convertible Exchangeable Preferred Stock, par value $.01 per share
                                (Title of Class)
                        --------------------------------
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----    -----
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 505 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]
         Aggregate market value of voting stock held by non-affiliates of the registrant as of March 12, 1996: $26,770,105.
         Number of shares outstanding of the registrant's common stock, as of March 12, 1996: 42,846,832 shares of common stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the registrant's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.
================================================================================

                        DNA PLANT TECHNOLOGY CORPORATION
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


Item
No.                                                                         Page
- ----                                                                        ----
Part I

   1.    Business...........................................................  3

   2.    Properties......................................................... 16

   3.    Legal Proceedings.................................................. 17

   4.    Submission of Matters to a Vote of Security Holders................ 17

Part II

   5.    Market for Registrant's Common Equity and Related Stockholder
              Matters....................................................... 18

   6.    Selected Consolidated Financial Data............................... 19

   7.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations......................................... 20

   8.    Financial Statements and Supplementary Data........................ 24

   9.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure.......................................... 24
Part III

  10.   Directors and Executive Officers of the Registrant.................. 24

  11.   Executive Compensation.............................................. 24

  12.   Security Ownership of Certain Beneficial Owners and Management...... 24

  13.   Certain Relationships and Related Transactions...................... 24

Part IV

  14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.... 25

                                     PART I


Item 1.     Business


Summary

     DNA Plant Technology Corporation (the "Company") is a leading agribusiness biotechnology company focused on the development and marketing of premium, fresh and processed, branded fruits and vegetables developed through advanced breeding, genetic engineering, and other biotechniques. The Company uses these technologies to achieve improvements in the taste, texture, product form, color, and shelf life of produce and to improve production characteristics, such as disease resistance and production or processing yields. The Company, through its subsidiary FreshWorld Farms, Inc. ("FreshWorld"), is engaged in the production and marketing of branded, premium fruits and vegetables. It currently is marketing its first generation of products developed through advanced biotechnological techniques to supermarkets and institutions. The Company is developing its second generation products using genetic engineering.

     The Company's business strategy is to use its technology to develop and market what it believes are superior, differentiated products. In the near term, the Company intends to focus its financial, technological, and marketing resources on fresh fruits and vegetables. Over the longer term, the Company believes that its technology will also have important applications in processed and frozen fruits and vegetables.

     The Company's strategy in the fresh produce area is to focus its research and development efforts on products which meet identified consumer needs not satisfied by existing products. The Company will seek to deliver consistently superior products, thereby building brand name awareness, which the Company believes will enable it to sell its products at premium prices. Because it perceives public dissatisfaction with the quality of tomatoes generally available in supermarkets, the Company is initially concentrating on marketing its FreshWorld Farms(R) tomato. The Company believes that the success of this product will help to establish consumer awareness of, and demand for, its other products.

     In bringing its products to market, the Company intends to utilize the existing fresh produce infrastructure, including growers, packers, repackers, and established sales and distribution channels, thereby minimizing the Company's capital needs and enabling the Company to benefit from the business relationships, experience and expertise of the participants in this industry.

     The Company was incorporated in Delaware in 1981 and has its current headquarters at 6701 San Pablo Avenue, Oakland, CA 94608 (telephone number (510) 547-2395). During the second quarter of 1994 the Company moved its corporate headquarters from Cinnaminson, New Jersey to its current headquarters in Oakland, California.

     FreshWorld Farms(R), VegiSnax(R), Endless Summer(TM), and Transwitch(R) are trademarks of the Company or FreshWorld.

Agreement and Plan of Merger and Related Transactions

     On January 26, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Empressas La Moderna, S.A. de C.V., a corporation under the laws of the United Mexican States ("ELM"), Bionova, S.A. de C.V., a corporation organized under the laws of the United Mexican States ("Bionova"), Bionova U.S. Inc., a Delaware corporation ("Bionova U.S." ), and Bionova Acquisition, Inc., a Delaware corporation ("Merger Sub"), pursuant to which, among other things: (i) Merger Sub will be merged with and into the Company (the "Merger"); (ii) the Company will become a wholly-owned subsidiary of Bionova U.S.; (iii) each share of common stock, par value $.01 per share ("Common Stock"), of the Company issued and outstanding at the time of the Merger (the "Effective Time") will be converted into and represent the right to receive one share of Bionova U.S.'s common stock, each share of the Company's $2.25 Convertible Exchangeable Preferred Stock, par value $.01 ("$2.25 Convertible Preferred Stock"), issued and outstanding at the Effective Time will be assumed by Bionova U.S. and will become a corresponding right to receive
6.8375 shares of Bionova U.S.'s common stock, and each share of the Company's Series A Preferred Stock ("Series A Preferred Stock"), par value $.01 issued and outstanding at the Effective Time will be converted into and represent the right to receive 1,000 shares of Bionova U.S.'s common stock, except for any shares of the Company's securities held in the treasury of the Company or held by any subsidiary of the Company, which will be cancelled and (iv) each option or warrant to purchase shares of Common Stock outstanding at the Effective Time will be converted into a corresponding right to acquire shares of Bionova U.S.'s common stock. Assuming no exercise of dissenter's rights of appraisal in connection with the Merger, the holders of the Company's capital stock, as a group, will own approximately 30% of the outstanding shares of Bionova U.S.'s common stock after the Merger. It is expected that Bionova U.S. will change its name to DNAP Holding Corporation as of the Effective Time.

     At the Effective Time, ELM will cause to be transferred to Bionova U.S. its controlling interests in the companies constituting The Bionova Group, other than the stock of Bionova, which serves as the holding company through which ELM owns such interests. The Bionova Group is a group of affiliated companies engaged in the businesses of growing fresh produce in Mexico and marketing and distribution in Mexico, the United States and Canada.

     Pursuant to the Merger Agreement, ELM has agreed to provide when requested by Bionova U.S. a guarantee for three years following the Effective Time Bionova U.S.'s indebtedness to a financial institution under a loan or line of credit, provided that: (i) ELM's maximum liability under such guarantee will not exceed $20,000,000 and (ii) the documents evidencing such loan or line of credit will provide that the aggregate amount loaned to Bionova U.S. thereunder will not exceed the sum of (x) 80% of the accounts receivable of Bionova U.S. and its consolidated subsidiaries and (y) 50% of the inventories of Bionova U.S. and its consolidated subsidiaries and such loan is secured by such accounts receivables and inventories.

     In connection with the Merger Agreement, Bionova U.S. and the Company entered into a Loan Agreement, dated January 26, 1996 (the "Loan Agreement"). Pursuant to the Loan Agreement, Bionova U.S. loaned $5,000,000 to the Company on January 26, 1996 and will loan an additional $5,000,000 to the Company on July 1, 1996 if the closing of the Merger has not been effected by such date, subject to the Company not then being in default under the Loan Agreement (collectively, the "Loan"). The outstanding principal balance of the Loan bears interest at the rate of 10.25% per annum and, together with all accrued interest thereon, will become due and payable on the earlier of (i) January 26, 1999 or (ii) the date on which the Company consummates an Alternative Transaction, as defined in the Loan Agreement. Subject to the consummation by the Company of an Alternative Transaction, the Loan Agreement will survive the termination of the Merger Agreement. The Loan may be accelerated by Bionova U.S. at any time during the continuance of certain events of default specified in the Loan Agreement and may be prepaid by the Company at any time without premium or penalty. Certain royalty fees to be received by the Company must be used to pay down the Loan. ELM will cause the principal amount of the Loan provided by Bionova U.S. to the Company prior to the Effective Time to be treated as a capital contribution to Bionova U.S. pursuant to the Merger Agreement. The Loan is secured by the assignment to Bionova U.S. of the Company's right, title and interest in the patents relating to the Company's Transwitch(R) gene suppression technology (the "Transwitch(R) Patents"), and Bionova U.S. may require additional security under certain circumstances. Prior to the repayment in full of the loan, the Company may not pay any dividends on, or make other distributions in respect of, any class of its capital stock, or take certain other actions, without the written consent of Bionova U.S.

     Bionova U.S. and the Company have entered into the Sole Patent License Agreement, dated as of January 26, 1996 (the "Sole License Agreement"), pursuant to which Bionova U.S. granted back to the Company a royalty-free sole license to use the Transwitch(R) Patents to develop and market products using the products or processes covered by such patents and to satisfy the Company's obligations under existing licenses of the Transwitch(R) Patents. Under the Loan Agreement, Bionova U.S. is obligated to assign the Transwitch(R) Patents back to the Company upon the repayment in full of the Loan. If Bionova U.S. accelerates the maturity of the Loan as a result of an event of default under the Loan Agreement, the Company's right to have the Transwitch(R) Patents reassigned to it will terminate and the license to use the Transwitch(R) Patents granted by Bionova U.S. to the Company under the Sole License Agreement will convert to a non-exclusive, royalty-free license to use the Transwitch(R) Patents. If the merger is not consummated, any such termination of the Company's right to reacquire the Transwitch(R) Patents and loss of the sole rights to use the Transwitch(R) Patents would have a material adverse effect on the Company's business and prospects.

     The Sole License Agreement provides that Bionova U.S. may not make any use of the Transwitch(R) Patents on its own behalf prior to the termination of the Company's right to have the Transwitch(R) Patents reassigned to it, subject to the Non-Exclusive License Agreement (see below). The Company may enter into sublicenses of the Transwitch(R) Patents only to entities which fund at least $350,000 of research by the Company in any three-year period, and only if the sublicense is non-exclusive, relates solely to the development and commercialization of products or processes resulting from the funded research, bears commercially reasonable royalties and 50% of the royalties received by the Company are paid by it to Bionova U.S. to reduce the outstanding balance of the Loan. The Company may also enter into sublicenses of the Transwitch(R) Patents with other entities upon approval of Bionova U.S., which approval has been obtained in certain respects. The Company and Bionova U.S. have also entered into a non-exclusive patent license agreement (the "Non-Exclusive License Agreement") under which Bionova U.S. was granted a non-exclusive, royalty-bearing license to use the Transwitch(R) Patents with an option, upon making certain payments, to convert the license to a fully paid license. Payments under the Non-Exclusive License Agreement may be credited against the outstanding balance of the Loan.

     At the Effective Time, ELM and the Company will enter into a Long Term Funded Research Agreement (the "Long Term Funded Research Agreement") pursuant to which they will use their best efforts to agree on research projects to be conducted by the Company for ELM or its affiliates which will result in payments to the Company of $30,000,000 over a 10-year period, with minimum funding (subject to carryforwards) of $9,000,000 in any three-year period. Intellectual property developed by the Company in connection with a project will belong to ELM, ELM will retain the exclusive rights to commercialization of such intellectual property in the project's intended market and the

Company will have royalty-free sole license rights to such intellectual property outside the project's intended market. There can be no assurance, however, that ELM and the Company will agree on any specific projects to be conducted by the Company or that any project begun by the Company will not be terminated by ELM.

     At the Effective Time, ELM and Bionova U.S. will enter into a Governance Agreement which, among other things, will provide for certain arrangements with respect to the composition of Bionova U.S.'s Board of Directors prior to the 1999 annual meeting of stockholders of Bionova U.S. and will restrict ELM's ability to acquire or dispose of shares of Bionova U.S.'s Common Stock prior to the third anniversary of the Effective Time. Under the Governance Agreement, the approval of a majority of the "DNAP Independent Directors" (as defined in the Governance Agreement) will be required to approve certain transactions between ELM and its affiliates and Bionova U.S. or certain acquisitions of Bionova U.S.'s Common Stock by ELM or its affiliates.

     The consummation of the Merger is subject to a number of conditions, including the approval of the common stockholders of the Company.


Products

     The Company is currently marketing products it developed through advanced biotechnological techniques to supermarkets, and food service outlets. The products, which are marketed under the FreshWorld Farms(R) or VegiSnax(R) brand name, are:

================================================================================
 Plant     Premium Branded Product              Current Customers
================================================================================
Tomato   FreshWorld Farms(R) Tomatoes    Distributors and supermarket chains in
                                         the mid-Atlantic, Northeast and Midwest
                                         regions and Canada
- --------------------------------------------------------------------------------
Cherry   FreshWorld Farms(R)             Distributors and supermarket chains in
Tomato   Cherry Tomatoes                 the mid-Atlantic, Northeast and Midwest
                                         regions and Canada
- --------------------------------------------------------------------------------
Carrot   FreshWorld Farms(R) Carrots,    Select supermarkets in numerous states
         Carrot Bites and Cello Carrots
- --------------------------------------------------------------------------------
Pepper   FreshWorld Farms(R)             Distributors in several states
         Mini-Peppers
================================================================================

The FreshWorld Farms(R) tomato developed by the Company is a full-size tomato with a deep red color, hearty texture, and a shelf life of 10 to 14 days. This compares to a three to seven day shelf life for most vine-ripened tomatoes.

     The FreshWorld Farms(R) cherry tomato is a proprietary hybrid with a deep red color, sweet flavor and an extended shelf life of up to fifteen days.

     FreshWorld is currently selling carrot bites and cello carrots under its label which are sourced through a co-packing arrangement with an industry leader in the carrot business.

     Another product on the market is the FreshWorld Farms(R) sweet mini-pepper, which has a novel sweet taste, deep red color, and a low number of seeds. This new variety of pepper was developed through anther culture, an advanced breeding technique that captures and genetically stabilizes preferred characteristics such as taste, texture, and low seed count.

     The Company is using genetic engineering to develop its second generation of products. Plant genetic engineering involves either the suppression of specific genes, for example those that control ripening, or the over-expression of certain genes controlling characteristics such as sweetness. One of the Company's most significant technological developments in this area is its Transwitch(R) gene suppression technology. The Company has received three issued United States patents and has made additional pending filings directed to Transwitch(R) technology. See the discussion above under "Agreement and Plan of Merger and Related Transactions" regarding ownership of and rights to the Transwitch(R) patents and patent applications. Using Transwitch(R) technology, the Company has grown tomatoes with a shelf life of up to 90 days in the laboratory while preserving desirable characteristics such as taste, color, and texture. The Company has received approval from the U.S. Department of Agriculture (the "USDA") and the Food and Drug Administration (the "FDA") to grow and ship initial varieties of its second generation tomatoes anywhere in the United States and the requisite government approvals in Canada. In the first half of 1995, the Company conducted a test market of delayed ripening tomatoes developed by using the Transwitch(R) gene suppression technology to switch off the ACC synthase gene. These tomatoes were sold under the Endless Summer(TM) tomato brand name and labeled as "farm grown from genetically modified seed". The market test demonstrated that there was consumer acceptance of these genetically modified fresh market tomatoes and validated the use of this technology for extending tomato shelf life both on the vine and after harvest. After the test market was completed, sales of Endless Summer(TM) tomatoes were suspended according to the terms of a settlement agreement with Monsanto Company (the "Monsanto Settlement") which related to patents covering a particular promoter and a particular marker gene. The Company has developed alternative genetic engineering approaches, based on proprietary promoters and licensed marker genes, for the suppression of ACC synthase in tomatoes. Current plans call for this second generation ACC synthase suppressed tomato to be marketed under the Endless Summer(TM) brand name. Other second generation products being developed by the Company through plant genetic engineering include cherry tomatoes, snap peas, peppers, bananas, pineapples, and strawberries.

     Other products under development using plant genetic engineering are described below:


===============================================================================
  Plant        Technology                       Targeted Benefit
===============================================================================
Cherry Tomato  Transwitch(R) technology to      Extended shelf life of up to
               suppress a gene responsible      three months; facilitates
               for ripening                     harvesting.
- -------------------------------------------------------------------------------
Snap Pea       Transwitch(R) technology to      Improved taste compared to
               suppress a gene responsible      existing types; pea remains
               for the conversion of sugar to   sweeter for a longer time.
               starch                           Increased yield.
- -------------------------------------------------------------------------------
Pepper         Transwitch(R) technology to      Extended shelf life compared
               suppress a gene responsible      to existing types; peppers
               for softening                    remain firmer for a longer
                                                time after harvest.
- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------
Banana and     Transwitch(R) technology to      Extended shelf life compared
Pineapple      suppress a gene responsible      to existing types.
               for rotting
- -------------------------------------------------------------------------------
Strawberry     Addition of genes to regulate    Improved texture compared
               freezing tolerance               to existing types; fruit remains
                                                firm after freeze-thaw cycle.
===============================================================================

Some of the Company's work in fruit crops is being supported by corporate and government grants, including contracts with Alida Marine, Inc. ("Alida") for pineapple and Zeneca PLC for bananas.


Research and Technology

     The Company believes that it is a leader in the application of plant biotechnology to develop new and improved fruit and vegetable varieties designed to appeal to the consumer. The research team of 37 scientists (including 17 with Ph.D. degrees) and support staff includes renowned scientists in the fields of cell biology, plant genetic engineering, plant genetics, biochemistry, plant breeding, agronomy, plant pathology, and food science (the science of processing and packaging food). The Company's scientists have published over 300 articles in peer-reviewed scientific literature and are named inventors on more than forty United States patents owned by the Company or FreshWorld.

     The Company's research and product development system involves a two-track strategy employing advanced breeding methods to develop first generation products, and genetic engineering coupled with breeding methods to develop second generation products (which build on the varieties developed from the first generation). The primary goal of the research effort is to develop fruit and vegetable varieties which are differentiated in taste, appearance, texture, and retention of freshness, attributes which are attractive to the consumer. The Company's secondary goal is to improve production characteristics such as higher yield, disease resistance, and more efficient harvesting characteristics. Additionally, the Company is working to develop improved processing attributes for fruits and vegetables.


Advanced Biotechnological Breeding

     The Company's scientists have pioneered the use of advanced biotechnological breeding methods in commercial agriculture. These methods take advantage of the Company's ability to regenerate plants from single cells in culture. Through a process known as somaclonal variation, regenerated plants incorporate multiple variations that would not typically be generated by traditional breeding methods. Somaclonal variation allows more rapid development of characteristics such as improved taste, texture, appearance and yield. These improved characteristics are passed on to future generations via the seed. Somaclonal variation was used in the creation of the FreshWorld Farms(R) tomato.

     Another advanced breeding method used by the Company's scientists is anther culture, which captures and stabilizes preferred characteristics from two separate varieties in a single step. Traditionally, this process takes multiple generations of crossing between the two parental lines and their progeny. Anther culture, in combination with plant breeding techniques, was used to develop the small size and low seed trait of the Company's sweet mini-pepper. Anther culture has been used to reduce the development time for a new pepper variety from six years to three years and to reduce the development time for a new carrot variety from 13 years to six years.


Plant Genetic Engineering

     The Company believes that it is a leader in plant genetic engineering which it is using to develop its second generation of products. Genetic engineering involves the modification of a plant's chromosomes, which are made up of DNA segments including genes encoding plant characteristics. Genetic engineering enables the development of new varieties by promoting specific traits in plants such as extended freshness, enhanced sweetness, and disease resistance. The genetic engineering process requires identification of genes responsible for certain characteristics; the expression or suppression of such genes in plant cells using transformation technology, vector systems and gene expression technology; the selection of successfully engineered plant cells; and the regeneration of whole plants from the engineered plant cells. The insertion of desired genes into plant cells can either add a desired characteristic, such as sweetness, to the plant or, if inserted using the Company's proprietary
Transwitch(R) gene suppression technology, suppress an undesirable characteristic or process, such as rotting. These technologies are described below:

     Gene identification technologies are procedures for the identification and characterization of genes. Genes are specific sequences of DNA that control specific plant characteristics, through the expression of certain proteins which in turn initiate certain biological processes. For example, there are genes that cause the expression of a certain protein that controls the ripening process in tomatoes.

     The Company's  scientists  have  extensive  experience in  chemically-based methods for gene identification and have pioneered a method for gene identification in plants called heterologous transposon technology. A United States patent has been granted to the Company for the use of certain aspects of transposon technology to isolate genes. Transposons are genetic elements capable of moving from one location on a plant's chromosome to another. The points at which transposons insert themselves in the chromosome can be determined. When a transposon inserts itself into a gene encoding a specific characteristic, it alters the function of the host gene, causing detectable changes in the characteristic. Tracing the location of the transposon leads to the location of the host gene controlling the characteristic. The advantage of this proprietary gene identification technique is that it allows scientists to associate ultimate plant characteristics with specific genes without the need for first developing an understanding of the intermediate operative proteins and biological processes involved. The Company's scientists were the first to successfully use this method and have used it to isolate genes affecting acidity in plants. Acidity is one of the major determinants of flavor in fruits. Isolated acidity genes are the subject of a United States patent application under notice of allowance filed by the Company. The Company's scientists have also used this method to isolate genes which influence sugar production in plants and have applied this proprietary technology to identify and isolate additional genes which are responsible for traits such as freezing and dehydration tolerance, and sweetness and flavor regulation.

     Transformation/regeneration technology is a tissue culture-based method by which new genes are stably incorporated into selected plant cells, which are subsequently regenerated into whole plants. The Company believes it is a leader in the development and use of this technology and has used it to develop efficient systems in commercially important varieties of tomatoes, peppers, melons, peas, strawberries, carrots, potatoes, and lettuce. FreshWorld was granted United States patents for certain transformation/regeneration methods in peppers and peas developed by the Company. The Company and Du Pont were jointly granted a United States patent for certain transformation methods in corn developed by the Company.

         Vector Systems are means for inserting genes into plant cells. The principal vector system is based on Agrobacterium tumefaciens, a soil bacterium, which as part of its natural life cycle delivers DNA to plants. The Company has licenses from the Max Planck Institute and others providing certain rights to this vector system. See "Proprietary Protection."

     Gene expression technology is the manipulation of gene systems to ensure successful, timely, and specific expression of introduced genes in plant cells. The Company has developed promoter systems for enhancing gene expression in plants and has been issued a United States patent for certain of those promoter systems. Other promoter systems are the subject of pending United States patent applications filed by the Company.

     Engineered plant cell selection technologies are techniques for distinguishing plant cells which have been successfully engineered to incorporate the desired genetic material from cells not so engineered. The technique involves using a marker gene conferring resistance to a phytotoxic compound, such as an antibiotic, which is inserted into cells along with the gene encoding the desired plant characteristic. Cells are then treated with the phytotoxic compound, and only successfully engineered cells survive. These cells can then be used for plant regeneration.

     The Company's scientists have developed proprietary cell selection systems for the selection of engineered plant cells. The Company was issued two United States patents directed to the use of certain marker genes which confer resistance to the antibiotic spectinomycin. The Company also has royalty-free license rights to a sulfonylurea-resistance gene for use as a marker gene in developing new plants.

     Transwitch(R) gene suppression technology, one of the Company's most significant technological developments, is a method for switching off gene expression in plants. The Company has received three United States patents and a European patent directed to methods of using this technology for suppressing plant genes. See the discussion above under "Agreement and Plan of Merger and Related Transactions" regarding ownership of and rights to the Transwitch(R) patents and patent applications. This technology is an effective alternative to antisense technology for gene suppression.

     As more fully described herein, the Company's scientists are using plant genetic engineering, including its proprietary Transwitch(R) gene suppression technology, to enhance the Company's existing product line of fresh fruits and vegetables and to develop new products. For example, the shelf life of the Company's FreshWorld Farms(R) tomato has been extended from 10 to 14 days to up to 90 days under laboratory conditions by using Transwitch(R) technology to switch off the ACC synthase gene. This gene is responsible for the biosynthesis of ethylene, which triggers the ripening process in tomatoes. On the basis of its experience with the ACC synthase suppressed Endless Summer(TM) tomatoes test marketed in 1995, the Company believes that an ACC synthase suppressed tomato will offer considerable cost savings in production and distribution. Transwitch(R) technology has also been used to turn off ethylene biosynthesis and extend shelf-life to 8 to 9 weeks in the Company's cherry tomato varieties.

     The texture of the Company's mini-pepper is being further enhanced through the use of Transwitch(R) technology to inhibit the gene responsible for hemicellulase. Hemicellulase causes the breakdown of the cell walls in peppers, a process which triggers softening when peppers reach their maximum sweetness. The Company has also used Transwitch(R) technology to enhance and maintain the sweetness of snap peas and thereby extend their shelf life by inhibiting the biosynthesis of ADPG pyrophosphorylase, an enzyme which causes the conversion of sugar to starch. By inhibiting this process, the pea's natural sweetness can be preserved for up to 15 days after harvest as compared with one to two days for current varieties. FreshWorld has an issued United States patent directed to the use of the ADPG pyrophosphorylase gene in peas for sweetness control.

     The Company is also developing tools to apply plant genetic engineering technology to a range of additional crops, including tropical crops such as bananas and pineapples. The Company believes the application of its Transwitch(R) technology and its ripening control technology may have significant commercial applications in controlling spoilage of these fruits during transportation. For example, by inhibiting the production of ethylene in bananas, rotting can be delayed so that fruits being shipped long distances will arrive in better condition with less spoilage.

     In other areas of plant genetic engineering, the Company's scientists were the first to demonstrate the ability to control fungal diseases affecting plants by inserting a chitinase gene into plants. Chitinase is a naturally occurring enzyme with anti-fungal activity. The Company has been issued two United States patents directed to plants transformed with chitinase genes.


Proprietary Protection

     In order to develop and maintain its competitive position, the Company seeks to protect its intellectual property through patent filings in the United States and abroad, maintenance of trade secrets, and ongoing technological innovation. The Company and FreshWorld have over forty issued patents in the United States. The Company and FreshWorld have pursued proprietary protection across the spectrum of their activities, including protection for basic tools of plant genetic engineering and the protection of specific products.

     The Company has obtained United States patent protection for key plant genetic engineering technologies in the areas of gene isolation through transposon tagging; transformation / regeneration methods for pepper, pea and corn; promoter systems; and selectable marker systems. The Company has also established a patent position for important gene systems developed by the Company including two issued United States patents directed to plants transformed with the anti-fungal chitinase gene, and pending United States patent applications for genes involving control of sweetness, color and acidity.

     One of the Company's most significant technological developments in the area of plant genetic engineering is its proprietary Transwitch(R) gene suppression technology. The Company has received three United States patents and one European patent directed to methods of using this technology for suppressing plant genes. The European patent is in opposition. The Company has made additional pending filings in the United States and abroad directed to Transwitch(R) technology. See the discussion above under "Agreement and the Plan of Merger and Related Transactions" regarding ownership of and rights to the Transwitch(R) patents and patent applications. Transwitch(R) technology has the same goal (i.e., gene suppression) as antisense technology, but uses a different methodology.

     The Company has pursued patents and plant variety protection ("PVP") certificates specific to certain Company products. The Company has filed patent applications in the United States claiming certain FreshWorld parent and hybrid tomato lines, resulting in two issued U.S. patents. In addition, the Company has pending patent applications directed to ripening controlled tomato lines and cherry tomato lines. The Company also has a granted United States patent directed to the method of somaclonal variation in tomato which was used to create the FreshWorld Farms(R) tomato. The Company has been granted a United States patent covering a broad class of low seed peppers, including the FreshWorld Farms(R) sweet mini-pepper. The Company additionally has four issued United States patents directed to the method of processing its VegiSnax(R) carrots. PVP certificates, which are issued by the USDA, have also been pursued for specific fruit and vegetable varieties. The Company was issued two PVP certificates for tomato varieties and two for pepper varieties. FreshWorld has two pending PVP applications for watermelon varieties developed by the Company.

     The Company has strengthened its proprietary position by obtaining license rights from third parties, either to secure freedom to operate via non-exclusive licenses or to create additional areas of exclusivity through exclusive licenses. The Company has obtained license rights from several third parties under patent filings related to plant molecular biology methods. These license rights include non-exclusive rights from Stanford University under the basic recombinant-DNA patent filings, from the Max Planck Institute under patent filings directed to certain methods of plant transformation using Agrobacterium, and from Mogen International N.V. under filings also directed to certain methods of plant transformation using Agrobacterium. The Company also has license rights from the USDA under patent filings directed to the ACC synthase gene. Suppression of this gene, e.g. with Transwitch(R) technology, has been shown by the Company to permit control of the ripening process. The Company's license from the USDA is co-exclusive for tomato, and exclusive for 25 other crops including peppers, bananas, peas, strawberries, and watermelons.

     The Company uses trade secret protection for certain innovations and technical know-how on which new products may be based. The Company also uses trade secret protection for inbred parent lines of its hybrid plants. The Company believes that the use of hybrid seed (from which hybrid plants are grown) provides additional protection for the FreshWorld Farms(R) tomato, since seeds from the tomatoes sold to consumers will not breed true. In addition, a hybrid seed generally produces a heartier plant. In-house procedures are in place to protect trade secrets, know-how and inbred parent plant lines.

     The Company has ongoing programs to develop patentable processes, plant varieties, and products, and these programs are monitored by the Company's patent counsel to insure that timely and appropriate action is taken to seek patent rights or to maintain trade secret protection. To gain further value from its technology, the Company may from time to time license its technology to others, particularly in connection with corporate collaborations or instances in which a financial or technology return may be earned without competitive disadvantage.


Governmental Regulation

     The agribusiness industry saw rapid acceleration of U.S. government approvals for genetically engineered plant products in 1995. In the past year, the FDA concluded consultations on seven genetically engineered foods bringing the total number of such foods cleared for marketing to fifteen. In 1995, USDA deregulated twelve genetically engineered crop varieties and received petitions to deregulate seven additional crops. The Environmental Protection Agency ("EPA") registered four genetically engineered plant-pesticides for commercial sale and distribution and received applications to register another four products. The Company believes these events signal maturation of the regulatory approval processes in the U.S. and growing demand for agricultural biotechnology products.

     Regulation by federal, state, and local government authorities in the United States and foreign countries will be a factor in the future production and marketing of the Company's genetically engineered plants and plant products. The process of obtaining government approvals can be costly and time consuming, and there can be no assurance that necessary approvals will be granted in a timely manner, if at all. The extent of government regulation of biotechnology that might arise from future legislative or administrative actions and the potential consequences to the Company are not known and cannot be predicted with certainty.

     The U.S. federal government has implemented a coordinated policy for regulating biotechnology research and products in the United States. The USDA has jurisdiction over specific research and pre-commercial activities involving genetically engineered plants, in particular the growing and interstate shipment of genetically engineered plants and plant products. The FDA has jurisdiction over plant products that are used for human or animal food. The EPA has jurisdiction over the field testing and commercial use of plants genetically engineered to resist pests and diseases, so-called plant-pesticides, as well as administering various federal environmental quality statutes. Failure to comply with applicable regulatory requirements could result in enforcement action, including withdrawal of marketing approval, seizure or recall of product, injunction, or criminal prosecution.

     In January 1995, the Company received USDA approval for unrestricted production and distribution of the initial varieties of its genetically engineered Endless Summer(TM) tomato. That approval closely followed successful completion in October 1994 of consultations with the FDA concerning the safety, nutrition and composition of Endless Summer(TM) tomatoes. In 1995, the Company also received clearances from Agriculture and Agri-Food Canada and Health Canada to import and sell Endless Summer(TM) tomatoes in Canada. Together, these approvals allowed the Company to grow and ship initial varieties of Endless Summer(TM) tomatoes anywhere in the U.S. and Canada in the same manner as conventionally developed tomatoes. As described above, the initial varieties of Endless Summer(TM) tomatoes cannot be sold due to the terms of the Monsanto Settlement, however, the experience the Company gained from satisfying regulatory requirements for the initial ACC synthase suppressed tomato will be helpful in obtaining regulatory approval for future tomato varieties.

     The Company is continuing consultations with the FDA, begun in 1994, on additional products including delayed-ripening tomatoes containing a plant-based selectable marker gene, sweetness-enhanced peas and peppers with improved texture. The Company has recently received permission from the USDA to field test genetically engineered grape plants.

     To date, the Company, to the best of its knowledge, has successfully functioned within the scope of applicable laws and regulations, including rules administered by the FDA, the USDA and the EPA. The Company believes it is in compliance with all applicable laws and regulations pertaining to the development and commercialization of its products. The Company believes that its current research and development activities and products will not be subject to delays other than the ordinary delays associated with government review and approvals for traditional products, when and if such review and approvals are required. The Company further believes that its experience in this area enables it to deal effectively with the applicable regulatory processes.


Production, Marketing, and Distribution

     The current product line of the Company consists of bulk and packaged tomatoes, cherry tomatoes, carrot bites, cello carrots, sweet mini-peppers, precut pineapples and clementines. The Company plans to expand its product line to include additional fruits and vegetables.

     Tomato. The United States fresh tomato market is approximately $2 billion at wholesale. Tomatoes picked before they are ripe currently represent more than 80% of the volume of tomatoes sold in the United States. Growers harvest tomatoes while they are unripe for several reasons: (i) immature tomatoes are firmer, enabling them to withstand shipping and handling more successfully; (ii) harvesting immature tomatoes is less labor-intensive and less costly than a vine ripened harvest; and (iii) the less time the fruit stays in the field, the less the risk of loss from weather or pests. After harvest, either the packer or the repacker exposes green tomatoes to ethylene gas.

     Consumer research has indicated that 85% of United States households consume fresh market tomatoes during the year. Despite such widespread penetration, consumers in a survey conducted by the USDA cite the tomato as the most consistently disappointing vegetable. The Company believes that a large percentage of tomato consumers drop out of the market in the winter due to dissatisfaction with taste and texture of available product. The Company's market research indicates that these consumers would be willing to pay a premium for better-tasting tomatoes, ranging from 50% to 250% of the price of the generic product, which currently averages about $1.00 per pound at retail. To reach these consumers, retailers now are stocking their produce departments with a variety of tomatoes, including cherries, Romas, hydroponically produced, imported, and yellows.

     The Company believes it can achieve market acceptance for its tomato by providing consumers with improved quality throughout the year while maintaining premium pricing. FreshWorld is dedicated to providing a premium tomato which offers good taste, color, and texture. These tomatoes will be sourced year-round in established growing areas, and handled by the existing distribution infrastructure. In order to reduce financial volatility and exposure, FreshWorld has shifted its sourcing strategy from vertically integrated contract growing to marketing arrangements with independent growers. FreshWorld will be selling tomato varieties developed by the Company as well as leading commercial varieties.

     The Company's FreshWorld Farms(R) tomatoes are sold by FreshWorld's sales force. The tomatoes are currently sold in the mid-Atlantic, Northeast, and Midwest regions. The Company supports its tomato sales with in-store merchandising programs and a calendar of promotional events to build consumer awareness of the FreshWorld Farms(R) tomato.

     Cherry Tomatoes. The Company began commercial rollout of a cherry tomato in 1994. They are now being sold through distributors and supermarket chains in the mid-Atlantic, Northeast and Midwest regions. Using its advanced breeding techniques, the Company has developed an improved cherry tomato variety with superior taste, longer shelf life, and year-round availability compared to existing varieties.

     Carrot. The carrot products are sold by FreshWorld's sales force. As with tomatoes, FreshWorld works with the existing produce business infrastructure to capitalize on its expertise. FreshWorld Farms(R) carrot bites and cello carrots are available in select supermarkets in the Pacific Northwest and mid-Atlantic states.

     Pepper. Applying its expertise in advanced plant breeding, the Company has developed a proprietary sweet red mini-pepper variety as FreshWorld's first product offering in the United States fresh pepper market. In this case, the Company's scientists have combined the red color and convenient size of a jalapeno pepper with the sweet juicy taste of a bell pepper into a new low-seed variety which is sold under the FreshWorld Farms(R) brand. FreshWorld market tested this product in 1992 and 1993, and in the U.S. has principally sold this product to the food service industry.

Competition

     The fresh and processed fruit and vegetable product markets are highly competitive, and the Company will continue to be faced with intense competition from many established fruit and vegetable growing, processing, and marketing companies with far greater financial, marketing, and other resources than the Company. The Company believes that it can compete successfully with companies in this market by developing products that offer what the Company believes are unique and desirable attributes with superior quality. The Company believes that the proprietary protection of such products will create important competitive advantages for the Company.

     There are also many companies engaged in research and product development activities based on agricultural biotechnology. Competitors include specialized biotechnology firms, as well as major food and chemical companies which have biotechnology divisions, many of which have considerably greater financial, technical, and marketing resources than the Company. Competition may intensify as technological developments occur at a rapid rate in the agricultural biotechnology industry. In competing with such companies, the Company relies primarily on the experience of its sales, marketing and production staff at FreshWorld, the reputations and qualifications of its scientific staff, and its technological capabilities.


Employees and Consultants

     At March 1, 1996, the Company employed 83 persons. The Company also maintains relationships with, and from time to time engages the services of, university professors and other consultants to assist in market, product, and technological research. None of the Company's employees are covered by a collective bargaining agreement. All of the Company's management and research employees have signed confidentiality agreements and the Company believes its relations with its employees are excellent.


Executive Officers

The following table sets forth information regarding the key policy-making executive officers of the Company:


                                                                          Year
                                    Current Positions and             Employment
       Name               Age       Offices With the Company           Commenced

Robert Serenbetz........  51   Chairman and Chief Executive Officer       1991

John R. Bedbrook, PhD...  46   Executive Vice President and Director      1988
                               of Science

Willem F.O. Spiegel.....  52   Chief Financial Officer, Vice President    1995
                               Finance, Treasurer and Assistant
                               Secretary

David A. Evans, PhD.....  43   Executive Vice President Business          1981
                               Development

Robert Igleheart........  55   Chief Operating Officer and                1994
                               President FreshWorld

Stephen M. Prichard.....  46   Vice President Human Resources and         1987
                                    Administration

     Robert Serenbetz has been Chairman of the Company since May 1994 and Chief Executive Officer since May of 1993. He joined the Company as President in 1991. From 1989 to 1991, he was Group President of the American Chicle Division of Warner Lambert Company.

     John R. Bedbrook, PhD has been Executive Vice President and Director of Science of the Company since November 1988. He was the Vice President, Director of Research, and a director of Advanced Genetic Sciences, Inc. from 1982 to November 1988.

     Willem F.O. Spiegel joined the Company in November 1995 as Vice President and Chief Financial Officer. He was previously Chief Financial Officer of AgriDyne Technology an agricultural bio-pesticide company from March 1993 to November 1995.

     David A. Evans, PhD was promoted to Executive Vice President Business Development in January 1995 and previously had been the Vice President Business Development of the Company since 1990. From November 1988 to March 1990, he was the Vice President Technology and Product Development and from 1981 to November 1988, he was the Vice President Corporate Research of the Company.

     Robert Igleheart has been President of FreshWorld since he joined the Company in April 1994. From 1993 to April 1994 he was President of Robert Mann Packaging, Inc., from March 1992 to April 1993 he was President of SunWorld, Inc. and from 1986 to 1992 he was President of Salyer American Fresh Foods, Inc.

     Stephen  M.  Prichard  has  been  Vice   President   Human   Resources  and
Administration of the Company since 1993 and was Director of Human Resources of the Company from 1987 to 1993.


Item 2.     Properties

         During the second quarter of 1994, the Company relocated its corporate headquarters and its product development activities from Cinnaminson, New Jersey to its California facilities, which include offices, laboratories and greenhouse space in Oakland and an experimental farm in Brentwood. The Company completed the sale of the Cinnaminson property in March 1996. The proceeds from the sale will be paid to Du Pont as part of the "Du Pont Transaction". During the fourth quarter, the Company cancelled its vegetable processing facility lease in Arvin, California. The early termination of the lease resulted in the Company recording a charge to operations. See Note 5 to the Consolidated Financial Statements for more details.

These properties are more fully described below:


                                                                        Acres of           Lease
  Location         Ownership            Facilities                       Land            Expiration

Oakland,            Leased       41,000 square feet of                   -----            05/31/99
California                           laboratory and office space
                                 7,500 square feet of
                                      greenhouse space

Brentwood,          Leased       12,700 square feet of                 61 leased (1)      10/31/96
California           and              greenhouse and warehouse         10 owned (1)
                    Owned             space

Cinnaminson,        Owned        35,000 square feet of                   36 (2)
New Jersey                            laboratory and office space
                                 32,000 square feet of
                                      greenhouse space

EddyStone,          Leased       2,300 square feet of office              ------          06/30/2000
Pennsylvania                          space

Salinas,            Leased       1,500 square feet of office              ------           02/28/96
California                            space

Bonita Springs,     Leased       1,000 square feet of office              ------           11/14/96
Florida                               space

- ---------------

(1) Includes  farm land for field  trials
(2) The Company sold this  property in March 1996.

                           ---------------------------

     The Company also has arrangements in various locations throughout the United States for field evaluations of improved plant varieties which the Company is developing. The Company's current facilities are not adequate for large scale growing, processing operations or distribution. Depending on the needs for its products, the Company contracts for the requisite facilities with third parties.


Item 3.     Legal Proceedings

     There is no material pending litigation to which the Company is a party.


Item 4.     Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders since the Annual Meeting of Stockholders on May 18, 1995.

                                     PART II


Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

     The Common Stock is traded in the over-the-counter market and is quoted on the NASDAQ National Market under the symbol "DNAP". The following table sets forth for each period indicated the high and low last sale prices for the Common Stock as reported on the NASDAQ National Market.


                              Calendar Period             High             Low
1995:
              4th Quarter............................... $ 1-3/8       $   5/8

              3rd Quarter...............................   2-1/16        1-1/4

              2nd Quarter...............................   2-7/8         1-11/16

              1st Quarter...............................   3-7/16        2-7/16

1994:
              4th Quarter............................... $ 4-3/8       $ 2-9/16

              3rd Quarter...............................   4-3/8         2-3/8

              2nd Quarter...............................   4-7/8         3-1/8

              1st Quarter...............................   5-5/8         4-1/2



There were approximately 3,200 holders of record of the Common Stock as of December 31, 1995. The Company has not paid any dividends on the Common Stock since its inception and does not intend to pay dividends in the foreseeable future. The terms of the $2.25 Convertible Preferred Stock, restrict the payment of dividends on the Common Stock and the terms of the Series A Preferred Stock requires that any payment of dividends on the Common Stock must be paid on the Series A Preferred Stock. The Company has ceased paying dividends on the $2.25 Convertible Preferred Stock and as of the date of these financial statements the total arrearage with respect to such class of stock is $1,552,500.

Item 6.           Selected Consolidated Financial Data


                                                                     Year Ended December 31,
                                                  ---------------------------------------------------------------------
                                                     1995            1994            1993          1992           1991
                                                     ----            ----            ----          ----           ----
                                                                  (In thousands, except per share amounts)
Operating Data:
  Revenues
    Produce sales (1)                            $  10,074        $ 12,673        $  1,330     $     ---       $    ---
    Product development                              1,720           2,143           5,823         7,578          8,876
    Investment and royalty income                    2,555           1,515           1,874         2,925          2,026
- -----------------------------------------------------------------------------------------------------------------------
    Total Revenues                                  14,349          16,331           9,027        10,503         10,902
- -----------------------------------------------------------------------------------------------------------------------
  Operating Expenses
    Cost of produce sales (1)                       15,284          21,868           1,662           ---            ---
    Exit carrot processing                           1,647           3,210             ---           ---            ---
    Research and product development                 5,880           6,769          11,999        11,922         12,137
    Selling, general and administrative              5,753           7,031           2,610         3,034          2,964
    Consolidation and relocation costs                  70           2,048             ---         2,265            ---
    Purchased in-process research and
    product development (2)                            ---             ---          15,238           ---            ---
- -----------------------------------------------------------------------------------------------------------------------
    Total Operating Expenses                        28,634          40,926          31,509        17,221         15,101
- -----------------------------------------------------------------------------------------------------------------------
  Loss from Operations                             (14,285)        (24,595)        (22,482)       (6,718)        (4,199)
  Gains on sale of assets                              239             225              60         3,703            ---
- -----------------------------------------------------------------------------------------------------------------------
  Loss from continuing operations before
  equity in loss of joint ventures                 (14,046)        (24,370)        (22,422)       (3,015)        (4,199)
  Equity in operating loss of joint
  ventures (1)                                         ---             ---          (9,026)      (10,615)        (9,470)
- -----------------------------------------------------------------------------------------------------------------------
  Loss from Continuing Operations                  (14,046)        (24,370)        (31,448)      (13,630)       (13,669)
  Loss from Discontinued Operations                    ---          (1,913)         (2,494)       (4,531)        (1,272)
- -----------------------------------------------------------------------------------------------------------------------
  Net Loss                                         (14,046)        (26,283)        (33,942)      (18,161)       (14,941)
  Preferred Stock Dividends                         (2,343)         (3,105)         (3,105)       (3,105)          (776)
- -----------------------------------------------------------------------------------------------------------------------
  Net loss applicable to common
  stockholders                                   $ (16,389)       $(29,388)       $(37,047)     $(21,266)      $(15,717)
=======================================================================================================================
  Net loss per common share:
        Continuing Operations                    $    (.47)       $   (.95)         $(1.56)     $   (.78)      $   (.69)
        Discontinued Operations                        ---            (.07)           (.11)         (.21)          (.06)
- -----------------------------------------------------------------------------------------------------------------------
  Net loss per common share                      $    (.47)       $  (1.02)         $(1.67)     $   (.99)      $   (.75)
=======================================================================================================================
  Weighted average common shares
   outstanding                                      34,823          28,868          22,156        21,572         20,818
=======================================================================================================================
Produce Sales (1)
    FreshWorld                                   $  10,074        $ 12,673        $  5,059      $  1,773       $  1,451
    DNAP                                               ---             ---           1,330           ---            ---
- -----------------------------------------------------------------------------------------------------------------------
        Total                                    $  10,074        $ 12,673        $  6,389      $  1,773       $  1,451

Balance sheet data at December 31:
  Cash and temporary investments                 $   1,742        $  4,489        $  7,695      $ 27,364       $ 40,228
  Working capital                                      260           2,446           2,586        24,055         39,752
  Total assets                                      11,821          16,550          22,625        36,170         49,153
  Total stockholders' equity                     $   5,049        $  8,692        $ 12,304      $ 30,561       $ 46,298


(1) FreshWorld's produce sales and cost of produce sales are excluded from the Company's total revenues and operating expenses for the years prior to 1994, since the operations of FreshWorld were accounted for under the equity method. As a result of the Du Pont Transaction, the Company now owns 100% of FreshWorld and, accordingly, FreshWorld's produce sales and other operating results are fully consolidated with the Company's operating results in 1995 and 1994. See Notes 2 and 4 to the Consolidated Financial Statements for further details.

(2) Represents a non-recurring, non-cash charge reflecting the allocation of a portion of the Company's purchase price for FreshWorld to in-process research and product development which amount is charged to operations in accordance with purchase accounting practices.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.


General

     The Company is a leading agribusiness biotechnology company focused on the development and marketing of premium, fresh and processed, branded fruits and vegetables developed through advanced breeding, genetic engineering, and other biotechniques.

     Although the Company reduced its losses from continuing operations from $24.4 million in 1994 to $14.0 million in 1995, its capital resources and liquidity situation continued to worsen. During 1995, these losses and the Company's continuing operations were funded by the proceeds from the private placement of an aggregate of 8,969,725 shares of the Company's Common Stock, 1,500 shares of preferred stock of the Company and warrants to purchase 4,070,182 shares of the Company's Common Stock. In the view of the Company's management, its capital resources at year end of $1.7 million in cash and temporary investments were inadequate to fund existing operations during 1996 without significant new capital or major restructuring of the Company.

     In January 1996, the Company entered into an Agreement and Plan of Merger with Empressas La Moderna, S.A. de C.V. and related entities (see the discussion above under "Agreement and Plan of Merger and Related Transactions" for more details concerning the Merger), pursuant to which the Company received a loan of $5,000,000 and subject to certain conditions, will receive an additional $5,000,000 on July 1, 1996 if the Merger has not been consummated by that date.

     In November 1995, the Company issued 1,557,377 shares of its common stock in exchange for 1,364,118 shares of common stock of United Agricorp, Inc. ("UAC") which represents approximately 13% of the outstanding shares of UAC. UAC is an agribusiness biotechnology company focused on the improvement of strawberries, raspberries, and grapes.

Results of Operations

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     For the year ended December 31, 1995, the Company's loss from continuing operations decreased to $14.0 million from $24.4 million for the prior year. Included in the $14.0 million loss in 1995 was a non-recurring charge of $1.6 million for costs associated with the shutdown of the carrot processing plant and $.8 million of costs incurred as a result of the announced merger (see Note 21 to the Company's Consolidated Financial Statements). The 1995 loss represented a decrease from the loss incurred in 1994 partially as a result of the decrease in the gross margin loss due to a change in the Company's sales mix from carrots to the higher margin tomatoes. Included in 1994 results was a $3.2 million non-recurring charge for costs associated with the shutdown of the carrot processing plant and the cello carrot product line and $2.0 million in consolidation and relocation costs.

     For the year ended December 31, 1995, produce sales decreased 20% to $10.1 million from $12.7 million in 1994. This $2.6 million decrease in revenues was a result of the Company exiting the processing of its own carrots in the fourth quarter of 1994 which resulted in substantially lower sales of carrots in 1995 as compared to 1994, partially offset by substantially higher tomato sales in 1995 due to expansion into new and existing geographic areas. In addition, the 1994 results include $1.4 million of revenues associated with a marketing joint venture that was dissolved in the fourth quarter of 1994.

     Revenues from product development agreements decreased 19% to $1.7 million in 1995 from $2.1 million in 1994, principally due to fewer government grants.

     Investment and royalty income increased to $2.6 million in 1995 from $1.5 million in 1994 as a result of recording $1.1 million of net revenue from the sale of Frost Technology Corporation, a wholly-owned subsidiary and recognizing revenue on an option to purchase licensed technology.

     Cost of produce sales decreased 30% to $15.3 million in 1995 from $21.9 million in 1994. This decrease was primarily a result of the Company discontinuing the processing of its own carrots in the fourth quarter of 1994 and the change in its product mix toward the higher margin tomato product. In addition, the 1994 cost of produce sales included $1.3 million associated with the marketing joint venture dissolved in the fourth quarter of 1994.

     Research and product development expenses decreased to $5.6 million in 1995 from $6.8 million in 1994, primarily due to the Company's decision to further sharpen the focus of its research efforts and concentrate those efforts principally in the area of fruits and vegetables.

     Selling, general and administrative expenses decreased to $6.0 million from $7.0 million. This decrease was due to the Company's effort to consolidate its operation, eliminate duplication of administrative staff and facilities, and focus its marketing efforts on tomatoes.

     The impact of inflation on revenues and results of operations has not been significant.

Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

      For the year ended December 31, 1994, the Company's loss from continuing operations decreased to $24.4 million from $31.4 million for the prior year. Included in the $24.4 million loss in 1994 was a non-recurring charge of $3.2 million for costs associated with the shutdown of the carrot processing plant and the cello carrot product line, a non-recurring charge of $2.0 million related to the Company's relocation of its headquarters to California and 100% of the losses of FreshWorld as compared to 50% in 1993, reflecting the Company's increased ownership in FreshWorld, effective December 31, 1993. The 1994 loss also reflects an increased gross margin loss due to a higher level of produce sales. Included in 1993 results was a $15.2 million non-recurring charge for purchased in-process research and product development relating to the Company's acquisition of Du Pont's 50% interest in FreshWorld.

     For the year ended December 31, 1994, produce sales nearly doubled to $12.7 million as compared to the combined Company and FreshWorld produce sales of $6.4 million in 1993. In 1993, FreshWorld's $5.1 million of produce sales were accounted for under the equity method and accordingly were not reflected in the Company's consolidated statement of operations. The $6.3 million increase in produce revenues is a result of increased sales of tomatoes and carrots in existing and new geographic areas, the addition of new products, including carrot bites, which were only produced in small quantities and sold through test markets beginning in the third quarter of 1993, and $1.4 million of revenues from the partnership established with Fresh Choice which was terminated in the fourth quarter of 1994 (see Note 2 to the Company's Consolidated Financial Statements).

     Revenues from product development agreements decreased to $2.1 million in 1994 from $5.8 million in 1993 principally because in 1994 the operating results of FreshWorld were fully consolidated with those of the Company's and all intercompany transactions were eliminated. In 1993 FreshWorld results were accounted for using the equity method, therefore the Company's 1993 revenues from product development agreements included $3.2 million from FreshWorld.

     Investment and royalty income decreased to $1.5 million in 1994 from $1.9 million in 1993 as a result of lower invested funds and lower effective yields on invested funds.

     Cost of produce sales increased 45% to $21.9 million in 1994, from combined Company and FreshWorld cost of produce sales of $15.1 million in 1993. In 1993, the $13.5 million of FreshWorld's cost of produce sales were accounted for under the equity method and accordingly were not reflected in the Company's operating expenses in the consolidated statement of operations. The $6.8 million increase reflected growing, harvesting and other costs relating to a higher volume of production and $1.3 million of costs related to the Fresh Choice partnership revenues.

     Research and product development expenses decreased to $6.8 million in 1994 from $12.0 million in 1993, primarily due to the Company's decision to concentrate its efforts principally in the area of fruits and vegetables.

     Selling, general and administrative expenses increased to $7.0 million from $2.6 million principally due to the consolidation in 1994 of FreshWorld's operating results with those of the Company. However, these expenses actually decreased approximately $1.0 million compared to the combined 1993 pro forma results of the Company and FreshWorld.

     The impact of inflation on revenues and results of operations has not been significant.

Liquidity and Capital Resources

     At December 31, 1995, the Company had $1.7 million in cash and temporary investments, a $2.8 million net decrease from $4.5 million at December 31, 1994. This decrease was primarily the net result of $10.8 million in net proceeds received from the sale of common and preferred stock discussed below offset by the funding of operating activities of $12.0 million and the payment of $2.3 million of dividends on the Company's $2.25 Convertible Preferred Stock. At December 31, 1995, working capital was $.3 million and stockholders' equity was $5.0 million.

     During 1995, the Company received cash proceeds of $1.3 million from the sale of Frost Technology Corporation, a wholly-owned subsidiary. The assets of this subsidiary consisted primarily of technology rights.

     During 1995, the Company privately placed an aggregate of 8,969,725 shares of Common Stock and warrants to purchase 4,070,182 shares of Common Stock and received net proceeds, after commissions and expenses, of $9.5 million (see Note 12 to the Company's Consolidated Financial Statements). In addition, the Company privately placed 750 shares of its Convertible Series B and 750 shares of Convertible Series C preferred stock and received net proceeds, after commissions and expenses, of $1.3 million. These preferred shares were converted into Common Stock during the third quarter (see Note 13 to the Company's Consolidated Financial Statements).

     At December 31, 1995, the Company had commitments of $192,000 for grower fees related to the future harvest of crops.

     In October 1995, the Company entered into an agreement to lease to a third party certain carrot processing equipment with a net book value of $1.7 million in return for the payment to the Company of $15,935 per month for sixty months. Concurrent with the leasing of the equipment, the Company terminated its carrot processing facility lease and agreed to make payments totaling $945,000 consisting of a termination penalty under the terms of the lease agreement, monthly lease payments through December 1995 and the cost to restore the facility to its prelease condition (see Note 5 to the Company's Consolidated Financial Statements).

     Subsequent to December 31, 1995, the Company received in January 1996, $5.0 million from Bionova U.S. in connection with the Merger Agreement and Loan Agreement (see the discussion above under "Agreement and Plan of Merger and Related Transactions" for more details concerning the Merger).

     Based on its current business plans including consummation of the pending Merger (see the discussion above under "Agreement and Plan of Merger and Related Transactions" for more details concerning the Merger), the Company believes that its current cash resources, including the $5.0 million received from Bionova U.S. in January 1996, and $5.0 million to be received on July 1, 1996 if the closing of the Merger has not been effected by such date, its revenues from prospective and existing research, product development and licensing arrangements, revenues from produce sales, accompanied by projected improvements in the gross margin on such produce sales and reduction of fixed overhead and administrative costs will be sufficient to fund its cash requirements into 1997, although there can be no assurance with respect thereto.

Item 8.  Financial Statements and Supplementary Data

     See Item 14 of Part IV for this Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no disagreements with the Company's auditors on accounting principles or financial statement disclosures.






                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

     This information is incorporated by reference to the Company's definitive proxy statement or will be provided as an amendment to the Form 10-K. Reference is also made to Item 1 hereof.


Item 11. Executive Compensation

     This information is incorporated by reference to the Company's definitive proxy statement or will be provided as an amendment to the Form 10-K.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     This information is incorporated by reference to the Company's definitive proxy statement or will be provided as an amendment to the Form 10-K.


Item 13. Certain Relationships and Related Transactions

     This information is incorporated by reference to the Company's definitive proxy statement or will be provided as an amendment to the Form 10-K.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

1 (a). Consolidated Financial Statements and Schedules of DNA Plant Technology Corporation and Subsidiaries

                                                                            Page
                                                                            ----

         Independent Auditors' Report                                       F-1

         Consolidated Balance Sheets at December 31, 1995 and 1994          F-2

         Consolidated Statements of Operations for the Years Ended
         December 31, 1995, 1994 and 1993                                   F-3

         Consolidated Statements of Stockholders' Equity for the Years
         Ended December 31, 1995, 1994 and 1993                             F-4

         Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1995, 1994 and 1993                                   F-5

         Notes to Consolidated Financial Statements.                        F-6


Schedules:

    II   Valuation and Qualifying Account for the Years Ended
         December 31, 1995, 1994, and 1993                                  F-23

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
DNA Plant Technology Corporation:


We have audited the consolidated financial statements of DNA Plant Technology Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DNA Plant Technology Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                      KPMG PEAT MARWICK LLP

San Francisco, California
February 14, 1996

                DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994
                    (In thousands, except per share amounts)


                                                                                                  1995         1994
                                                                                                  ----         ----
Assets
Current Assets:
         Cash and cash equivalents                                                            $   1,742    $   1,202
         Temporary investments                                                                       --        3,287
         Accounts receivable, net of allowance for bad
             debts of $106 in 1995 and $346 in 1994                                               1,922        2,344
   Inventory                                                                                        380        1,168
   Prepaids                                                                                         156          302
   Other current assets                                                                             269          298
   Assets held for sale                                                                           1,038          900
- --------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                              5,507        9,501
- --------------------------------------------------------------------------------------------------------------------
Fixed assets, net of accumulated depreciation of
       $6,612 and $8,024 in 1995 and 1994, respectively                                           2,345        4,639
Notes receivable                                                                                     --          250
Patents and other assets, net of amortization of
       $354  in 1995 and $256 in 1994                                                               503          450
Non-marketable equity investment                                                                  1,946           --
Excess of purchase price over net assets acquired, net of
       accumulated amortization of $380 in 1995 and $190 in 1994                                  1,520        1,710
- --------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                  $  11,821    $  16,550
====================================================================================================================

Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable                                                                          $   1,384    $   1,537
           Accrued liabilities                                                                    1,452        1,189
    Accrued compensation                                                                            361          462
    Accrued restructuring and consolidation costs                                                    87        2,108

    Dividends payable                                                                               776          776
    Amount payable to Du Pont                                                                       983          983
    Current portion of note payable                                                                 204           --
- --------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                         5,247        7,055
- --------------------------------------------------------------------------------------------------------------------
Deferred revenue                                                                                    584          518
Deferred compensation                                                                               232          285
Note payable less current portion                                                                   709           --
- --------------------------------------------------------------------------------------------------------------------
Total Long Term Liabilities                                                                       1,525          803
- --------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
    Preferred stock, par value $.01 per share; authorized 5,000 shares; $2.25 convertible
         preferred stock; issued and outstanding 1,380  shares in 1995 and 1994                      14           14
    Series A convertible preferred stock, par value $.01 per share; authorized 3 shares;
        issued and outstanding 3 shares in 1995 and 1994                                             --           --
    Series B convertible preferred stock, par value $.01 per share;  authorized 1 share;
              issued and outstanding no shares in 1995 and 1994                                      --           --
    Series C convertible preferred stock, par value $.01 per share;  authorized 1 share;
              issued and outstanding no shares in 1995 and 1994                                      --           --
    Common stock, par value of $.01 per share;  authorized 60,000
        shares; issued 42,829 shares in 1995 and 30,713 in 1994                                     428          307
    Common stock to be issued, par value of $.01 per share,
       no shares in 1995, 100 shares in 1994                                                         --            1
    Additional paid-in capital                                                                  160,405      149,918
    Accumulated deficit                                                                        (155,798)    (141,752)
    Unrealized holding gain                                                                         ---          204
- --------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                        5,049        8,692
- --------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                                    $  11,821    $  16,550
====================================================================================================================

See accompanying notes to consolidated financial statements

                DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 1995, 1994 and 1993
                    (In thousands, except per share amounts)



                                                                                 1995           1994          1993
                                                                                 ----           ----          ----
Revenues:
   Produce sales                                                             $  10,074      $  12,673      $   1,330
   Product development                                                           1,720          2,143          5,823
   Investment and royalty income                                                 2,555          1,515          1,874
- --------------------------------------------------------------------------------------------------------------------
Total Revenues                                                                  14,349         16,331          9,027
- --------------------------------------------------------------------------------------------------------------------
Operating Expenses:
    Cost of produce sales                                                       15,284         21,868          1,662
    Exit carrot processing                                                       1,647          3,210             --
    Research and product development                                             5,880          6,769         11,999
    Selling, general and administrative                                          5,753          7,031          2,610
    Consolidation and relocation costs                                              70          2,048             --
    Purchased in-process research and product development                           --            ---         15,238
- --------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                        28,634         40,926         31,509
- --------------------------------------------------------------------------------------------------------------------
Loss from Operations                                                           (14,285)       (24,595)       (22,482)
Gains on sales of assets                                                           239            225             60
- --------------------------------------------------------------------------------------------------------------------
Loss from continuing operations before equity in loss of joint ventures        (14,046)       (24,370)       (22,422)
Equity in operating loss of joint ventures                                          --            ---         (9,026)
- --------------------------------------------------------------------------------------------------------------------
Loss from Continuing Operations                                                (14,046)       (24,370)       (31,448)
Discontinued Operations:
                    Loss from operations                                            --           (640)        (2,494)
                    Loss on disposition                                             --         (1,273)            --
- --------------------------------------------------------------------------------------------------------------------
                          Total Discontinued Operations                             --         (1,913)        (2,494)
- --------------------------------------------------------------------------------------------------------------------
Net Loss                                                                       (14,046)       (26,283)       (33,942)
Preferred stock dividends                                                       (2,343)        (3,105)        (3,105)
- --------------------------------------------------------------------------------------------------------------------
Net Loss Applicable to Common Stockholders                                   $ (16,389)     $ (29,388)     $ (37,047)
====================================================================================================================
Net Loss Per Common Share:
     Continuing operations                                                   $    (.47)     $    (.95)     $   (1.56)
     Discontinued operations                                                        --           (.07)          (.11)
Net Loss per Common Share                                                    $    (.47)     $   (1.02)     $   (1.67)
====================================================================================================================
Weighted Average Common Shares Outstanding                                      34,823         28,868         22,156
====================================================================================================================


See accompanying notes to consolidated financial statements

               DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 1995, 1994 and 1993
                                 (In thousands)


                                             Preferred Stock                    Common Stock
                                   -------------------------------   -------------------------------
                                      Issued        To be issued        Issued        To be issued               Unreal-
                                   -------------   ---------------   -------------   ---------------     Addi-    ized
                                   Number          Number            Number          Number             tional    hold-      Accum-
                                     of              of                 of              of              paid-in    ing       ulated
                                   shares Amount   shares  Amount    shares Amount   shares  Amount    capital     gain     deficit
                                   ------ ------   ------ ------     ------ ------   ------  ------    --------  --------  --------
Balance, December 31, 1992         1,380   $ 14      ---  $   ---    21,915   $219      ---  $  ---    $111,855   $ ---   $ (81,527)
    Exercise of options & warrants   ---    ---      ---      ---       143      1      ---     ---         645     ---         ---
    Issuance of common stock         ---    ---      ---      ---        70      1      ---     ---         331     ---         ---
    Stock to be issued               ---    ---        3   10,312       ---    ---    2,000   7,500         ---     ---         ---
    Net loss                         ---    ---      ---      ---       ---    ---      ---     ---         ---     ---     (33,942)
    Preferred dividends              ---    ---      ---      ---       ---    ---      ---     ---      (3,105)    ---         ---
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993         1,380   $ 14        3  $10,312    22,128   $221    2,000  $7,500    $109,726   $ ---   $(115,469)
- ------------------------------------------------------------------------------------------------------------------------------------
    Exercise of options & warrants   ---    ---      ---      ---        35    ---      ---     ---         112     ---         ---
    Issuance of common stock         ---    ---      ---      ---     8,550     86   (2,000) (7,500)     32,873     ---         ---
    Issuance of preferred stock        3    ---       (3) (10,312)      ---    ---      ---     ---      10,312     ---         ---
    Stock to be issued               ---    ---      ---      ---       ---    ---      100       1         ---     ---         ---
    Unrealized holding gain          ---    ---      ---      ---       ---    ---      ---     ---         ---     204         ---
    Net loss                         ---    ---      ---      ---       ---    ---      ---     ---         ---     ---     (26,283)
    Preferred dividends              ---    ---      ---      ---       ---    ---      ---     ---      (3,105)    ---         ---
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994         1,383   $ 14      ---  $   ---    30,713   $307      100  $    1    $149,918   $ 204   $(141,752)
- ------------------------------------------------------------------------------------------------------------------------------------
   Issuance of common stock
         and warrants                ---    ---      ---      ---    10,797    108     (100)     (1)     11,493     ---         ---
   Issuance of preferred stock         2    ---      ---      ---       ---    ---      ---     ---       1,350     ---         ---
   Conversion of preferred stock      (2)   ---      ---      ---     1,319     13      ---     ---         (13)    ---         ---
   Unrealized holding gain           ---    ---      ---      ---       ---    ---      ---     ---         ---    (204)        ---
   Net loss                          ---    ---      ---      ---       ---    ---      ---     ---         ---     ---     (14,046)
   Preferred dividends               ---    ---      ---      ---       ---    ---      ---     ---      (2,343)    ---         ---
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995         1,383    $14      ---  $   ---    42,829   $428      ---  $  ---    $160,405   $ ---   $(155,798)
====================================================================================================================================

See accompanying notes to consolidated financial statements

                DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1995, 1994 and 1993
                                 (In thousands)


                                                                   1995            1994            1993
                                                                   ----            ----            ----
Cash flows from operating activities:
    Net loss from continuing operations                         $(14,046)       $(24,370)      $(31,448)
    Reconciliation of net loss to net cash used in
          operating activities:
        Depreciation and amortization                                578           1,293            829
        Provision for uncollectible accounts                        (450)            166             12
        Loss from disposal of carrot processing assets             1,268           2,303            ---
        Loss on purchase commitments                                 ---             ---            738
        Loss (gains)  on disposal of assets                         (239)            398           (259)
        Loss from discontinued operations                            ---          (1,913)        (2,494)
        Equity in loss of joint ventures                             ---             ---          9,026
        Purchased in-process product development                     ---             ---         15,238
        Compensation and expenses paid in common stock               142             217            ---
        Net changes (exclusive of changes due to
         business acquired) in:
          Accounts receivable                                        873             (92)          (206)
          Inventory                                                  517            (572)            35
          Other current assets                                       174             470            218
          Accounts payable and accrued liabilities                  (885)         (3,630)          (116)
          Other assets and liabilities                               121             169           (594)
- -------------------------------------------------------------------------------------------------------
Net cash used in operating activities                            (11,947)        (25,561)        (9,021)
- -------------------------------------------------------------------------------------------------------
Cash flows from  investing activities:
    Investments in joint ventures                                    ---             ---         (8,109)
    Capital expenditures                                            (171)           (554)          (331)
    Purchases of temporary investments                               ---         (18,185)       (12,891)
    Sales and maturities of temporary investments                  3,287          19,544         32,795
    Proceeds from sales of assets                                    919             435            401
    Business acquired                                                ---             ---           (150)
- -------------------------------------------------------------------------------------------------------
Net cash provided by  investing activities                         4,035           1,240         11,715
- -------------------------------------------------------------------------------------------------------
Cash flows from  financing activities:
    Proceeds from issuance of stock                               10,827          25,374            646
    Preferred stock dividends                                     (2,343)         (3,105)        (3,105)
    Payment of principal on note payable                             (32)            ---            ---
- -------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities      8,452          22,269         (2,459)
- -------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                 540          (2,052)           235
Cash and cash equivalents, beginning of year                       1,202           3,254          3,019
- -------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                          $  1,742        $  1,202       $  3,254
=======================================================================================================

See accompanying notes to consolidated financial statements

                DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

                                December 31, 1995



(1) Summary of Significant Accounting Policies

Basis of Presentation:
         The  consolidated  financial  statements  of the  Company  include  the accounts of DNA Plant Technology Corporation, and its wholly-owned and majority-owned subsidiaries. The results of operations for Quantix Systems, L.P. ("Quantix") have been accounted for as discontinued operations (see Note 3 for further information related to discontinued operations). All significant intercompany balances and transactions have been eliminated.
         Investments in and advances to the branded produce and edible oils joint ventures, in which the Company had a 50% or less ownership, were accounted for by the equity method through December 31, 1993. Under such method, the Company's share of net earnings (losses) is included as a separate item in the Consolidated Statement of Operations.
         The Company accounts for its non-marketable equity investment at cost (see Note 15).

Business:
          The Company is an agribusiness biotechnology company focused on the development and marketing of premium fresh and processed branded fruits and vegetables developed through advanced biotechnological breeding, genetic engineering and other technologies.
         In January 1994, the Company completed a transaction (the "Du Pont Transaction") with E.I. Du Pont de Nemours and Company ("Du Pont") whereby the Company became the sole owner of FreshWorld ("FreshWorld"), a partnership engaged in the development and marketing of branded, premium fresh fruits and vegetables. The Company acquired Du Pont's ownership interest in FreshWorld in exchange for the Company's approximately 28% interest in InterMountain Canola Company L.P. ("InterMountain"), another partnership between the Company and Du Pont, which was engaged in developing and marketing edible oils; 2,000,000 shares of common stock of the Company; 2,750 shares of a new issue of Series A preferred stock of the Company which is convertible into 2,750,000 shares of common stock; nonexclusive rights to certain Company technology; and future cash payments upon the sale of the Company's New Jersey facility. The terms of the Du Pont Transaction further provided that the Company was to become sole owner of FreshWorld as of December 31, 1993. Accordingly, the Company's consolidated financial statements reflect the purchase of FreshWorld and the effect of the stock to be issued effective on December 31, 1993.
         As described in Note 21, on January 26, 1996 the Company entered into an Agreement and Plan of Merger with Empressas La Moderna, S.A. de C.V. and related entities.

Use of Estimates:
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification:
         Certain reclassifications have been made to prior years' amounts to be consistent with the 1995 presentation.

Revenue:
         Revenue from produce sales is recognized at time of shipment to customers.
         Revenue from product development activities is recognized during the period the Company performs the development efforts in accordance with the terms of the agreements and activities undertaken. The revenue is recognized ratably over the term of the agreement, which generally approximates the performance effort. Revenue that is related to future performance under such agreements is deferred and recognized as revenue when earned.

Temporary Investments:
          Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standard Statement No.115, "Accounting for Certain Investments in Debt and Equity Securities". The Company's temporary investments consisted of short and intermediate-term notes and bonds and marketable equity securities which are classified as available for sale and stated at fair value as determined by quoted market values. Changes in the net unrealized holding gains and losses are included as a separate component of stockholders' equity. For the purpose of determining gross realized gains and losses, the cost of temporary investments sold is based upon specific identification. Adoption of Statement No. 115 did not have a material impact on the Company's consolidated financial statements.

Inventory:
         Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market and are primarily comprised of prepaid grower fees, raw material seed and finished goods produce.

Fixed Assets:
         Fixed assets are stated at cost. Depreciation and amortization of buildings, improvements and equipment are provided on a straight-line basis over the estimated useful lives of the respective assets, generally five to twenty years for buildings and improvements and three to ten years for equipment and furniture.

Excess of Purchase Price Over Net Assets Acquired:
         The excess purchase price over the fair value of identifiable net assets acquired is capitalized and amortized on a straight-line basis over its estimated useful life (ten years). Amortization charged to continuing operations amounted to $190,000 in each of the years ended December 31, 1995 and 1994. The Company periodically evaluates the recoverability of its recorded asset based upon projected, undiscounted cash flows and operating income of the related business unit.

Patents:
       The costs of obtaining patents are capitalized. Costs relating to successful patent efforts are amortized on a straight-line basis over the estimated useful lives of the patents, generally five years. Costs relating to unsuccessful or terminated patent efforts are expensed in the period management believes such efforts may not result in an approved patent or when a patent application is denied.

Research and Product Development Costs:
       All research and product development costs incurred or acquired are expensed.

Stock Based Compensation:
       In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123 applies to all transactions in which an entity acquires goods or services by issuing equity instruments such as common stock, except for employee stock ownership plans. Statement No. 123 establishes a new method of accounting for stock-based compensation arrangements with employees which is fair value based. The statement encourages (but does not require) employers to adopt the new method in place of the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Companies may continue to apply the accounting provisions of APB No. 25 in determining net income, however, they must apply the disclosure requirements of Statement No. 123. If the Company adopts the fair value based method of Statement No. 123, a higher compensation cost would result for fixed stock option plans and a different compensation cost will result for the Company's contingent or variable stock option plans. The recognition provisions and disclosure requirements of Statement No. 123 are effective January 1, 1996. The Company plans to continue to use its current accounting practice under APB No. 25.

Income Taxes:
       Effective January 1, 1993, the Company adopted Statement No. 109. The cumulative effect of that change in the method of accounting for income taxes had no impact on the 1993 Consolidated Statement of Operations.
       Statement No. 109 requires a change from the deferred method of accounting for income taxes under APB Opinion 11 to the asset and liability method of accounting for income taxes.

Net Loss Per Common Share:
       Net loss per common share applicable to common stockholders has been computed by dividing the net loss, including preferred stock dividends, by the weighted average number of common shares outstanding during each period.
       Common shares issuable upon the exercise of stock options and warrants or conversion of preferred shares have been excluded from the computation of net loss per common share since their inclusion was antidilutive.

Statements of Cash Flows:
       For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid investments with maturities at time of purchase of three months or less as cash equivalents.

Supplemental Cash Flow Information:
       In 1993 the Company issued common stock in accordance with the terms of a severance agreement resulting from its strategic consolidation and as partial payment under its management incentive program in the amounts of $120,000 and $91,000, respectively.
       In January 1994 the Company  completed the Du Pont  Transaction (see Note
4) which, in accordance with the terms of the agreement, has been accounted for as if the acquisition was completed on December 31, 1993. The following are the elements of the transaction (in thousands):

       Assets acquired
           Trade receivables                                       $    877
           Fixed assets                                               4,761
           Intangibles                                                1,900
           All other assets                                           1,478
       In-process research and product development                   15,238
       Liabilities assumed                                           (3,098)
       Estimated liability to Du Pont                                (1,500)
       Preferred stock to be issued to Du Pont                      (10,312)
       Common stock to be issued to Du Pont                          (7,500)
       Common stock issued to financial advisor                        (121)
       Company's interest in net assets                              (1,573)
                Cash payments made                                 $    150

       In 1993 the Company sold a parcel of land for an aggregate purchase price of $550,000. The Company received $100,000 in cash and a note receivable in the amount of $450,000 payable semi-annually over a three year period. A gain on the sale of the land of $261,000 was deferred and included in deferred revenue at December 31, 1993. During 1994, the Company wrote down the note $41,000, received the remaining balance and recognized the resulting gain of $220,000.
       In 1995 the Company issued 1,557,377 shares of its common stock in exchange for 1,364,118 shares of common stock of United Agricorp, Inc. ("UAC") (see Note 15).


 (2) Investments in Joint Ventures

       In September 1994 the Company entered into a partnership agreement with Fresh Choice Produce, Inc. ("Fresh Choice") to market both Fresh Choice's and FreshWorld's fruits and vegetables. The agreement outlined written provisions whereby for a limited period of time Fresh Choice could terminate the agreement for any reason. In the fourth quarter of 1994 Fresh Choice exercised this option and terminated the partnership. Amounts included in the Company's Consolidated Statement of Operations for the fiscal year ended December 31, 1994 as a result of this partnership consisted of produce sales, cost of produce sales, and other costs of $1,369,000, $1,301,000 and $68,000, respectively. In addition, the Company recognized $140,000 of income for its investment interest in selected Fresh Choice crops.
       As a result of the Du Pont Transaction (see Note 4), the Company's investment in joint ventures at December 31, 1993 was zero. Prior to December 31, 1993, the Company's investment in joint ventures related principally to its two joint venture partnerships with Du Pont, a principal stockholder of the Company. The two joint ventures were FreshWorld, a 50% owned limited partnership and InterMountain, an approximately 28% owned limited partnership.

Summarized financial information for these joint ventures is as follows for 1993:

                                                                  1993
                                                                  ----
                                                            (In thousands)
Operating Data:
       Revenues                                                $  10,160
       Expenses *                                                 38,143
- ------------------------------------------------------------------------
                Net loss *                                     $ (27,983)
========================================================================
Company's equity in net loss                                   $  (9,026)
========================================================================

*   Excludes purchased in-process research and product development of $15,238.

         Included in revenues and expenses in the above table are $5,101,000 and $16,111,000, respectively, which relate to InterMountain. These amounts are unaudited.


(3) Disposal of Quantix

         Effective May 1994, the Company completed the sale of substantially all of the assets of Quantix to Idetek, Inc. ("Idetek"), a privately held biotechnology company, for a $250,000 convertible promissory note bearing interest at 10% per annum due July 11, 1996 and 2,900,000 shares of Idetek common stock. After completion of the transaction, the Company held less than 10% of the voting interest of Idetek. The note has been recorded at its estimated net realizable value and is shown as an other current asset in the accompanying Consolidated Balance Sheets. No value has been assigned to the Idetek common stock as there is no established market value. A $1.3 million charge was recorded during 1994 for the loss on disposal of Quantix consisting of employee severance and termination costs of $.5 million, operating losses through the anticipated date of disposition of $.4 million, and a $.4 million write-down to net realizable value of assets sold. Revenue related to the operations of Quantix was approximately $.3 million and $1.3 million for 1994 and 1993, respectively.


(4) Du Pont Transaction and FreshWorld Acquisition

         In January 1994, the Company completed the Du Pont Transaction whereby 2,000,000 shares of common stock; 2,750 shares of a new series of preferred stock (convertible into 2,750,000 shares of common stock); future cash payments from the sale of the Company's New Jersey facility which is classified as assets held for sale at December 31, 1995 and 1994; nonexclusive licenses to certain

Company technology; and the Company's approximately 28% interest in InterMountain were exchanged for Du Pont's 50% interest in FreshWorld resulting in the Company becoming the sole owner of FreshWorld. The Du Pont Transaction has been accounted for as a purchase business combination in accordance with generally accepted accounting principles and, in accordance with the terms of the related agreement, as if the Du Pont Transaction had been completed on December 31, 1993. The stock issued to Du Pont in the transaction has been valued on the basis of $3.75 per share of common stock, which along with the other items, represents an aggregate purchase price of $19,880,000. The per share price represents the fair market value of the Company's common stock on the date the Du Pont Transaction closed, less a discount as determined by an investment banker to reflect restrictions on Du Pont's ability to sell such stock in the public markets.
         Under purchase accounting, the assets and liabilities of the acquired entity are required to be adjusted to their estimated fair value. The cost in excess of the fair value of net assets acquired represents goodwill and other intangibles of $1,900,000 which has been capitalized, and $15,238,000 of in-process research and product development, which is not capitalized under generally accepted accounting principles and accordingly, has been charged to operations in December 1993. The Company's investment in InterMountain was zero, and no value was assigned to the Company's 28% interest in InterMountain; accordingly, there was no gain or loss on the transfer of such interest.
         In connection with the Du Pont Transaction, the common stock and preferred stock were issued in January 1994.
         The following unaudited pro forma summary consolidated statements of operations presents the Company's results of operations as if the increase in ownership of FreshWorld had occurred on January 1, 1993. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of actual financial results if the Du Pont Transaction had been consummated on January 1, 1993, or of future results of operations.

                                                                  Year ended
                                                                 December 31,
                                                                     1993
                                                                --------------
                                                                 (Unaudited)
                                                                (in thousands)

Revenues:
    Produce sales                                                 $   6,389
    Product development                                               2,810
    Investment, royalty and other income                              1,934
- ---------------------------------------------------------------------------
Total Revenues                                                    $  11,133
===========================================================================
Net Loss                                                          $ (26,820)
===========================================================================

Net loss applicable to common shareholders                        $ (29,925)
===========================================================================

Net loss per common share                                         $   (1.24)
===========================================================================


         Excludes non-recurring charge of $15,238,000 relating to purchased in-process research and product development.

(5) Exit Carrot Processing

       During 1994, the Company discontinued processing its own carrots and shut down its carrot processing plant. The Company recorded charges related to the exiting of carrot processing of $1.6 million and $3.2 million for the years ended December 31, 1995 and 1994, respectively. The 1994 charge consisted of a $1.6 million charge to write down the equipment to its then estimated net realizable value, a $.5 million charge to write down packaging material and seed inventory, a $.2 million charge for lease payments, net of estimated sublease payments, and $.1 million for severance and termination benefits. The 1995 charge consisted of an additional $1.3 million for termination and other costs related to the Company's leased facility and $.3 million related to an
additional  writedown  of  carrot  processing  equipment,   seed  and  packaging
inventory.
       As part of the exit plan, during 1995 the Company entered into an agreement to lease carrot processing equipment with a net book value of $1,725,000 to a third party. The lease is an operating lease with a term of sixty months beginning November 1, 1995, and terminating October 31, 2000. Lease payments are $15,935 per month. The lessee has an option to purchase the equipment at the end of the lease term at its then fair market value. Carrot processing equipment not leased, with an estimated net realizable value of $138,000 as of December 31, 1995, is recorded in the Consolidated Balance Sheets as assets held for sale.
       Concurrent with the leasing of its carrot processing equipment, the Company terminated its carrot processing facility lease. In accordance with the terms of the termination agreement, the Company delivered a note payable to the lessor in the principal amount of $945,000 payable over 48 months and bearing interest at a rate of 10% per annum. The future principle payments under this note are 1996, $204,000; 1997, $225,000; 1998, $249,000; and 1999, $235,000.


(6)  Income Taxes

       As discussed in Note 1, the Company adopted Statement No. 109 as of January 1, 1993. Income tax expense differed from the amounts computed by applying the statutory U.S. Federal income tax rate to pretax income from continuing operations as a result of the following (in thousands):

                                                        Year Ended December 31,
                                                   -----------------------------
                                                      1995      1994       1993
                                                      ----      ----       ----
Computed "expected" tax benefit                    $ 4,776   $ 8,936   $ 11,540
Reduction in income tax benefit resulting from:
    Losses for which no benefit was recognized     (5,021)    (8,748)   (11,351)
    Other                                              245      (188)      (189)
- --------------------------------------------------------------------------------
                                                   $   ---   $   ---   $    ---
================================================================================

At December 31, 1995, the Company had net operating loss carryforwards of approximately $134,935,000 and $97,189,000 for Federal and States, respectively. Because of prior transactions involving the issuance of equity securities by the Company, certain annual limitations apply to the Company's future use of these carryforwards. The Company also had Federal and State research and development and Federal investment tax credit carryforwards at December 31, 1995 of approximately

$4,217,000, $200,000 and $332,000, respectively. The tax operating loss and tax credit carryforwards expire as follows (in thousands):


                                                           Federal       State
                               Federal          States       Tax          Tax
       Year                      NOL              NOL      Credits       Credits
- -------------------           --------         -------     -------       -------
1996                          $    ---         $    41      $   13        $ --
1997                               ---          10,257          85          --
1998                             3,617          15,088         109          --
1999                             7,230          20,263         174          --
2000                             6,479          18,905         111          --
2001 and thereafter            117,609          32,635       4,057         200
- --------------------------------------------------------------------------------
Total                         $134,935         $97,189      $4,549        $200
================================================================================


Significant components of the Company's deferred tax liabilities and assets as of December 31, 1995 and 1994 are shown below (in thousands):

                                                                  December 31,
                                                                1995       1994
                                                                ----       ----
Deferred tax assets (in thousands):
    Net operating loss carryforwards                        $ 51,836  $  46,160
    Investment and research and development tax credits        4,743      4,549
    In-process research and product development                4,927      5,689
    Other                                                      2,304      1,677
- --------------------------------------------------------------------------------
        Total deferred tax assets                             63,810     58,075
Valuation allowance                                          (63,530)   (57,794)
- --------------------------------------------------------------------------------
Net deferred tax assets                                          280        281
Deferred tax liabilities:
    Fixed assets, principally depreciation                       280        281
- --------------------------------------------------------------------------------
Net deferred tax                                            $    ---   $    ---
===============================================================================

         A valuation allowance of $63,530,000 has been recognized to offset the deferred tax assets, as realization of such assets is uncertain. The valuation allowance for deferred tax assets increase $5,736,000, $9,067,000 and $13,784,000 for the years ended December 31, 1995, 1994 and 1993, respectively.
         Under the provisions of the Internal Revenue Code, should certain substantial changes in the Company's ownership occur, the amount of net operating loss carryforwards and credit carryforwards may be limited. The closing of the contemplated Merger, discussed in Note 21, would cause a substantial change in the Company's ownership. The result of this change in ownership would be a material limitation in the Company's ability to utilize the net operating loss and credit carryovers.

(7) Inventories

         Inventories consisted of the following (in thousands):


                                                        December 31,
                                                 --------------------------
                                                  1995                 1994
                                                  ----                 ----
Prepaid grower fees                               $119               $  581
Raw materials and seed                             192                  407
Finished goods                                      69                  180
- ---------------------------------------------------------------------------
Total Inventory                                   $380               $1,168
===========================================================================


Prepaid grower fees were written down $585,000 at December 31, 1995, to their net realizable value to recognize the estimated loss to complete certain tomato contracts in progress and to terminate certain tomato growing agreements that had been entered into for which harvesting had yet to begin. The loss of $585,000 was recorded to cost of produce sales during the fourth quarter 1995.


 (8) Fixed Assets

         Fixed assets consisted of the following (in thousands):


                                                        December 31,
                                                 --------------------------
                                                  1995                 1994
                                                  ----                 ----

Buildings and improvements                       $ 3,875           $  3,899

Equipment and furniture                            5,082              8,764
- ---------------------------------------------------------------------------
Total Fixed Assets                                 8,957             12,663

Less accumulated depreciation                     (6,612)            (8,024)
- ---------------------------------------------------------------------------
Net Fixed Assets                                 $ 2,345           $  4,639
===========================================================================


Included in fixed assets is equipment with a net book value of $1,695,000 at December 31, 1995, which has been leased to a third party under an operating lease (see Note 5).

(9)  Research and Product Development

       The Company has commitments to perform research and product development work for customers.

     The Company and Campbell Soup Company ("Campbell") formerly held joint rights to certain tomato lines including certain of the lines used to make the hybrid seed from which the FreshWorld Farms(R) tomato is grown. In 1993, the Company and Campbell entered into an agreement under which Campbell gave up its rights to commercialize the jointly owned tomato lines with the result that the Company has worldwide exclusive rights to such jointly-owned tomato lines. The Company paid Campbell $1,000,000 in cash in January 1994, which was charged to operations in 1993, and will be required to pay royalties on certain tomato sales commencing in 1997.

       Research and product development revenues from FreshWorld and InterMountain amounted to 48% and 5%, respectively in 1993 of the Company's total research and product development revenues.
       Research and product development expenses include the direct costs of services performed under agreements of $1,111,000 in 1995, $1,196,000 in 1994 and $2,826,000 in 1993, and the direct costs of Company-sponsored programs plus the indirect costs of all research and product development activities totaling $4,769,000 in 1995, $5,573,000 in 1994 and $9,173,000 in 1993.


(10)  Stock Options and Warrants

       The Company maintained three stock option plans at December 31, 1995, the 1986 Stock Option Plan (the "1986 Plan"), the 1994 Stock Option Plan (the "1994 Plan"), and the Non-Employee Directors Stock Option Plan (the "Directors' Plan"), under which a maximum of 1,600,000 shares, 3,000,000 shares and 800,000 shares of common stock, respectively, are available for issuance. The Company previously maintained three other stock option plans under which approximately 520,720 options are currently outstanding and no further grants will be awarded.
       The 1986 Plan and the 1994 Plan provide for the granting of incentive stock options, as defined under the Internal Revenue Code, nonqualified stock options, restricted stock and stock appreciation rights to officers and employees of and consultants and advisors to the Company at prices which generally have not been less than the fair market value of the Company's common stock on the date of grant and expiring ten years from the date of grant.
       The Directors' Plan currently provides for initial and annual grants of nonqualified stock options to each non-employee director at prices which are equal to 90% and 100% respectively of the fair market value of the Company's common stock on the date of grant and expiring ten years from the date of grant. An initial director's option becomes exercisable in five equal annual installments, beginning one year from the date of grant and the annual awards become fully exercisable within one year from the date of grant.

A summary of the activity under all of the Company's stock option plans is as follows:


                                            1995           1994            1993
                                            ----           ----            ----
                                              (Number of shares, in thousands)


Outstanding, beginning of period           3,623          2,418           2,471
       Granted                             1,329          1,875             235
       Exercised                             ---            (35)           (143)
       Expired or Cancelled                 (466)          (635)           (145)
- --------------------------------------------------------------------------------
Outstanding, end of period                 4,486          3,623           2,418
===============================================================================

Available for grant at December 31         1,228          1,736             358
===============================================================================

Exercisable at December 31                 2,244          1,864           1,773
===============================================================================

Option prices per share:
       Granted                        $0.88-3.00   $3.00 - 5.38    $4.39 - 5.00
       Exercised                            none   $3.00 - 5.00    $2.81 - 5.50
       Expired or Cancelled          $2.47-10.38    $3.00-16.26     $2.81-17.00


       In addition to the above, at December 31, 1995 the Company had warrants and options outstanding that provide for the purchase of 200,000 shares of common stock at $10.00 per share that expire in November 1996; 400,000 shares of common stock at $6.65 per share that expire in January 1999; 4,070,182 shares of common stock at $2.50 per share that expire during the third and fourth quarters of 2000; 725,000 shares of common stock at $1.75 per share that expire in September 1997 and 362,500 shares of common stock at $1.75 per share that expire no later than September 1998 or one year from the exercise of the Unit Purchase Options as described in Note 12.


(11) Preferred Stock

       The Company has 1,380,000 shares of $2.25 Convertible Exchangeable Preferred Stock outstanding at December 31, 1995. The liquidation value of each preferred share is $25 plus unpaid dividends. The preferred shares are convertible at any time at the option of the holder into common stock at an initial conversion price of $6.15 (equivalent to a conversion rate of 4.065 shares of common stock for each preferred share subject to adjustment under certain circumstances). The preferred shares are exchangeable at the option of the Company in whole, but not in part, on any dividend payment date beginning August 1, 1993, for 9% convertible subordinated debentures due 2016 at the rate of $25 principal amount of debentures for each preferred share. The preferred shares are redeemable for cash at the option of the Company on or after August 2, 1994, in whole or in part, at prices declining to $25 per share on August 1, 2002, together with unpaid dividends to the redemption date. If the preferred shares are called for redemption, the preferred stockholder may elect to tender the preferred shares or convert such shares into the Company's common stock.
Dividends on the preferred stock at an annual rate of $2.25 per share are cumulative and payable quarterly when and as declared by the Company's Board of Directors. Holders of the preferred stock are not entitled to vote except as required by law and under certain circumstances. The Company did not declare or pay the regular quarterly dividend ($.5625 per share) due on November 1, 1995. In addition, the Company did not declare or pay the regular quarterly dividend ($.5625 per share) due on February 1, 1996 and as of the date of these consolidated financial statements, the total arrearage with respect to such class of stock is $1,552,500. As part of the proposed Merger Agreement (see Note
21), each share of $2.25 Convertible Exchangeable Preferred Stock will be converted into 6.8375 shares of common stock of Bionova U.S.

       In January 1994, the Company, as part of the Du Pont Transaction, issued 2,750 shares of Series A convertible preferred stock to Du Pont. The liquidation value of each share of Series A preferred stock is $6,000. Each share of Series A preferred stock is convertible at any time at the option of the holder into common stock of the Company at a conversion rate of 1,000 shares of common stock for each share of Series A preferred stock. The Series A preferred stock is redeemable for cash at the option of the Company after January 1995 at a price of $6,000 per share, subject to certain limitations. If the Company's Board of Directors declares and pays a dividend on its common stock, the holders of Series A preferred stock are entitled to receive cash dividends at the rate per share of Series A preferred stock based upon the number of shares of common stock to which the holders of Series A preferred stock would be entitled if they had converted such shares into shares of common stock. Du Pont has been granted certain demand and "piggyback" registration rights with respect to the 2,000,000 shares of common stock issued to Du Pont and the 2,750,000 shares of common stock issuable upon the conversion of the Series A convertible preferred stock.


(12)  Common Stock Issuance

       During 1995, the Company privately placed 7,714,725 shares of common stock of the Company together with warrants that expire during the third and fourth quarters of 2000 which entitles the holders to purchase an additional 4,070,182 shares of common stock at $2.50 per share, for net proceeds, after commissions and expenses, of $7.3 million. The holders of these shares have agreed not to publicly trade such shares prior to April 1996. The shares of common stock issuable upon the exercise of the warrants are subject to shareholder approval if additional shares must be authorized before the common stock can be issued; if shareholder approval is not obtained on or prior to June 30, 1996 and the Company does not have a sufficient number of authorized but not yet issued shares, then the Company will be obligated to redeem the warrants at $.25 per warrant ($1,017,546 in the aggregate). As part of the compensation to the consultant who assisted the Company in placing these securities, the Company granted the consultant unit purchase options (the "Unit Purchase Options") entitling the consultant to purchase for $1.75, 725,000 units ("Placement Units") that expire in September, 1997. Each Placement Unit consists of one share of common stock and a warrant entitling the holder to purchase, during the one year period following the date of exercise of the Unit Purchase Options, one half share of common stock (362,500 in total if all Unit Purchase Options are exercised) for $1.75. The issuance of the Placement Units is also subject to shareholders approval if an increase in the authorized number of shares of the Company's common stock is required. In addition, during 1995 through two other separate transactions the Company privately placed 1,255,000 shares of the Company's common stock for net proceeds, after commissions and expenses, of $2.2 million.

     In accordance with the terms of the stock purchase agreement entered into with Alida Marine, Inc. ("Alida") in 1994, the Company issued in 1995, at no further cost to Alida, an additional 100,000 shares of common stock. These shares were recorded at December 31, 1994 as common stock to be issued in the accompanying Consolidated Balance Sheets. In addition, during 1995 the Company issued 169,784 shares of common stock for its 401(k) plan matching contribution and for merit increases and bonuses resulting in compensation expense of $142,000.


(13)  Sale and Conversion of Series B and Series C Preferred Stock

       During 1995, the Company sold 750 shares of Convertible Series B and 750 shares of Convertible Series C preferred stock for $1,000 per share for net proceeds to the Company of $1.3 million. These preferred shares were subsequently converted into 1,318,839 shares of the Company's common stock at an average conversion price of $1.14.


(14) Sale of Frost Technology Corporation

       In February 1995, the Company sold the stock of Frost Technology Corporation, a wholly-owned subsidiary, to a third party for $1,300,000 of consideration. The assets of this subsidiary consisted primarily of technology rights. This transaction resulted in a gain of $1,070,000, which was recorded by the Company as licensing revenue. The Company received the entire $1,300,000 during 1995 as a result of this sale.


(15)  Non-Marketable Equity Investment

       During the fourth quarter of 1995, the Company issued 1,557,377 shares of its common stock valued at $1.25 per share in exchange for 1,364,118 shares of common stock of UAC, which represents approximately 13% of the outstanding shares of UAC. This investment is accounted for on the cost basis since the Company owns less than 20% of UAC and does not have the ability to exercise significant influence over UAC. UAC is an agribusiness biotechnology company focused on the improvement of strawberries, raspberries and grapes.


(16)  Consolidation and Relocation of Facilities

       During 1994, the Company relocated its headquarters and consolidated its research operations from its New Jersey facility to its research facility in Oakland, California. This consolidation and relocation was a further step in the Company's efforts to consolidate its operations, eliminate duplication of staff and facilities, and focus primarily on the development and marketing of fresh and processed fruits and vegetables. In 1994, the Company incurred $2.0 million of non-recurring costs to accomplish this relocation and consolidation. These costs are comprised of $1.0 million for severance and termination benefits for employees whose jobs in New Jersey were eliminated; $.7 million for relocation costs and a $.3 million non-cash charge to write down excess furniture and equipment to net realizable value. An additional $70,000 was incurred in 1995 related to relocation costs.


(17) Liquidity

Based on its current business plans, including the pending Merger (see Note 21) , the Company believes that its current cash resources, inclusive of the $5.0 million received from Bionova U.S. in January 1996 and the $5.0 million to be received on July 1, 1996 if the closing of the Merger has not been effected by such date, its revenues from prospective and existing research, product development and licensing arrangements, revenues from produce sales, accompanied by projected improvements in the gross margin on such produce sales and reduction of fixed overhead and administrative costs will be sufficient to fund its cash requirements into 1997.


(18) Commitments

       The Company occupies offices and other facilities and leases farm equipment under operating leases expiring at various dates. At December 31, 1995 future minimum rental payments applicable to operating leases are 1996, $666,000; 1997, $675,000; 1998, $686,000; 1999, $298,000; and 2000, $9,000.
       The Company has contractual agreements with various produce growers. These agreements provide that the Company is responsible for full payment of grower service on approved ground and in approved quantities unless acreage is lost due to the grower's negligence in any aspect of the growing process. At December 31, 1995, the Company had future commitments requiring the Company to pay an aggregate of $192,000 upon harvest of crops during the first half of 1996.


(19)  Concentration of Credit Risk

       Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Generally, the Company's credit risk concentration in its trade receivables is limited due to the geographic dispersion of its customers. The Company does not require collateral or other security to support customer receivables.


(20)  Employee Benefit Plans

       The Company has a deferred  compensation  plan (the "401(k)  Plan") under section 401(k) of the Internal Revenue Code. For 1995, the Company matched up to 3% of each contributing member employee's compensation in the Company's common stock. Prior to 1995, the Company matched up to 1% of each contributing member employee's compensation in cash. Company contributions to the 401(k) Plan in 1995, 1994 and 1993 were approximately $116,000, $70,000 and
$60,000, respectively.


(21) Agreement and Plan of Merger and Related Transactions

     On January 26, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Empressas La Moderna, S.A. de C.V., a corporation under the laws of the United Mexican States ("ELM"), Bionova, S.A. de C.V., a corporation organized under the laws of the United Mexican States ("Bionova"), Bionova U.S. Inc., a Delaware corporation ("Bionova U.S." ), and Bionova Acquisition, Inc., a Delaware corporation ("Merger Sub"), pursuant to which, among other things: (i) Merger Sub will be merged with and into the Company (the "Merger"); (ii) the Company will become a wholly-owned subsidiary of Bionova U.S.; (iii) each share of common stock, par value $.01 per share ("Common Stock"), of the Company issued and outstanding at the time of the Merger (the "Effective Time") will be converted into and represent the right to receive one share of Bionova U.S.'s common stock, each share of the Company's $2.25 Convertible Exchangeable Preferred Stock, par value $.01 ("$2.25 Convertible Preferred Stock"), issued and outstanding at the Effective Time will be assumed by Bionova U.S. and will become a corresponding right to receive
6.8375 shares of Bionova U.S.'s common stock, and each share of the Company's Series A Preferred Stock ("Series A Preferred Stock"), par value $.01 issued and outstanding at the Effective Time will be converted into and represent the right to receive 1,000 shares of Bionova U.S.'s common stock, except for any shares of the Company's securities held in the treasury of the Company or held by any subsidiary of the Company, which will be cancelled and (iv) each option or warrant to purchase shares of Common Stock outstanding at the Effective Time will be converted into a corresponding right to acquire shares of Bionova U.S.'s common stock. Assuming no exercise of dissenter's rights of appraisal in connection with the Merger, the holders of the Company's capital stock, as a group, will own approximately 30% of the outstanding shares of Bionova U.S.'s common stock after the Merger. It is expected that Bionova U.S. will change its name to DNAP Holding Corporation as of the Effective Time.

     At the Effective Time, ELM will cause to be transferred to Bionova U.S. its controlling interests in the companies constituting The Bionova Group, other than the stock of Bionova, which serves as the holding company through which ELM owns such interests. The Bionova Group is a group of affiliated companies engaged in the businesses of growing fresh produce in Mexico and marketing and distribution in Mexico, the United States and Canada.

       Pursuant to the Merger Agreement, ELM has agreed to provide when requested by Bionova U.S. a guarantee for three years following the Effective Time Bionova U.S.'s indebtedness to a financial institution under a loan or line of credit, provided that: (i) ELM's maximum liability under such guarantee will not exceed $20,000,000 and (ii) the documents evidencing such loan or line of credit will provide that the aggregate amount loaned to Bionova U.S. thereunder will not exceed the sum of (x) 80% of the accounts receivable of Bionova U.S. and its consolidated subsidiaries and (y) 50% of the inventories of Bionova U.S. and its consolidated subsidiaries and such loan is secured by such accounts receivables and inventories.

     In connection with the Merger Agreement, Bionova U.S. and the Company entered into a Loan Agreement, dated January 26, 1996 (the "Loan Agreement"). Pursuant to the Loan Agreement, Bionova U.S. loaned $5,000,000 to the Company on January 26, 1996 and will loan an additional $5,000,000 to the Company on July 1, 1996 if the closing of the Merger has not been effected by such date, subject to the Company not then being in default under the Loan Agreement (collectively, the "Loan"). The outstanding principal balance of the Loan bears interest at the rate of 10.25% per annum and, together with all accrued interest thereon, will become due and payable on the earlier of (i) January 26, 1999 or (ii) the date on which the Company consummates an Alternative Transaction, as defined in the Loan Agreement. Subject to the consummation by the Company of an Alternative Transaction, the Loan Agreement will survive the termination of the Merger Agreement. The Loan may be accelerated by Bionova U.S. at any time during the continuance of certain events of default specified in the Loan Agreement and may be prepaid by the Company at any time without premium or penalty. Certain royalty fees to be received by the Company must be used to pay down the Loan. ELM will cause the principal amount of the Loan provided by Bionova U.S. to the Company prior to the Effective Time to be treated as a capital contribution to Bionova U.S. pursuant to the Merger Agreement. The Loan is secured by the assignment to Bionova U.S. of the Company's right, title and interest in the patents relating to the Company's Transwitch(R) gene suppression technology (the "Transwitch(R) Patents"), and Bionova U.S. may require additional security under certain circumstances. Prior to the repayment in full of the loan, the Company may not pay any dividends on, or make other distributions in respect of, any class of its capital stock, or take certain other actions, without the written consent of Bionova U.S.

       Bionova U.S. and the Company have entered into the Sole Patent License Agreement, dated as of January 26, 1996 (the "Sole License Agreement"), pursuant to which Bionova U.S. granted back to the Company a royalty-free sole license to use the Transwitch(R) Patents to develop and market products using the products or processes covered by such patents and to satisfy the Company's obligations under existing licenses of the Transwitch(R) Patents. Under the Loan Agreement, Bionova U.S. is obligated to assign the Transwitch(R) Patents back to the Company upon the repayment in full of the Loan. If Bionova U.S. accelerates the maturity of the Loan as a result of an event of default under the Loan Agreement, the Company's right to have the Transwitch(R) Patents reassigned to it will terminate and the license to use the Transwitch(R) Patents granted by Bionova U.S. to the Company under the Sole License Agreement will convert to a non-exclusive, royalty-free license to use the Transwitch(R) Patents. If the merger is not consummated, any such termination of the Company's right to reacquire the Transwitch(R) Patents and loss of the sole rights to use the Transwitch(R) Patents would have a material adverse effect on the Company's business and prospects.

       The Sole License Agreement provides that Bionova U.S. may not make any use of the Transwitch(R) Patents on its own behalf prior to the termination of the Company's right to have the Transwitch(R)Patents reassigned to it, subject to the Non-Exclusive License Agreement (see below). The Company may enter into sublicenses of the Transwitch(R) Patents only to entities which fund at least $350,000 of research by the Company in any three-year period, and only if the sublicense is non-exclusive, relates solely to the development and commercialization of products or processes resulting from the funded research, bears commercially reasonable royalties and 50% of the royalties received by the Company are paid by it to Bionova U.S. to reduce the outstanding balance of the Loan. The Company may also enter into sublicenses of the Transwitch(R) Patents with other entities upon approval of Bionova U.S., which approval has been obtained in certain respects. The Company and Bionova U.S. have also entered into a non-exclusive patent license agreement (the "Non-Exclusive License Agreement") under which Bionova U.S. was granted a non-exclusive, royalty-bearing license to use the Transwitch(R) Patents with an option, upon making certain payments, to convert the license to a fully paid license. Payments under the Non-Exclusive License Agreement may be credited against the outstanding balance of the Loan.

       At the Effective Time, ELM and the Company will enter into a Long Term Funded Research Agreement (the "Long Term Funded Research Agreement") pursuant to which they will use their best efforts to agree on research projects to be conducted by the Company for ELM or its affiliates which will result in payments to the Company of $30,000,000 over a 10-year period, with minimum funding (subject to carryforwards) of $9,000,000 in any three-year period. Intellectual property developed by the Company in connection with a project will belong to ELM, ELM will retain the exclusive rights to commercialization of such intellectual property in the project's intended market and the Company will have royalty-free sole license rights to such intellectual property outside the project's intended market. There can be no assurance, however, that ELM and the Company will agree on any specific projects to be conducted by the Company or that any project begun by the Company will not be terminated by ELM.

       At the Effective Time, ELM and Bionova U.S. will enter into a Governance Agreement which, among other things, will provide for certain arrangements with respect to the composition of Bionova U.S.'s Board of Directors prior to the 1999 annual meeting of stockholders of Bionova U.S. and will restrict ELM's ability to acquire or dispose of shares of Bionova U.S.'s Common Stock prior to the third anniversary of the Effective Time. Under the Governance Agreement, the approval of a majority of the "DNAP Independent Directors" (as defined in the Governance Agreement) will be required to approve certain transactions between ELM and its affiliates and Bionova U.S. or certain acquisitions of Bionova U.S.'s Common Stock by ELM or its affiliates.

       The consummation of the Merger is subject to a number of conditions, including the approval of the common stockholders of the Company.

       During 1995, the Company incurred approximately $800,000 in expenses associated with this proposed merger included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

                                                                     SCHEDULE II





                DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNT
                  Years ended December 31, 1995, 1994, and 1993
                                 (in thousands)



                                                                                           Reserves
                                                   Balance at   Charged to    Charged      acquired                   Balance
                                                   beginning     cost and    to Other        from        Balances     at end
Classification                                     of period     expenses    Accounts     FreshWorld   written off   of period
- -----------------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 1995
    Allowance for doubtful accounts                     $346         $450        $---         $---        $(690)        $106
- -----------------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 1994
    Allowance for doubtful accounts                     $236         $166        $180         $---        $(236)        $346
=============================================================================================================================
For the year ended December 31, 1993
    Allowance for doubtful accounts                     $118         $ 12        $  3         $103        $ ---         $236
=============================================================================================================================


       (b) No reports on Form 8-K were filed by the Company during the period October 1, 1995 to December 31, 1995.

       (c) Exhibits

2.1 -- Agreement and Plan of Merger among Empresas La Moderna, S.A. de C.V.; Bionova, S.A. de C.V.; Bionova, U.S., Inc.; Bionova Acquisition, Inc.; and the Company, dated January 26, 1996 (incorporated by reference to
          Exhibit 2.1 on Form 8-K dated February 2, 1996),
2.2 -- Form of Governance Agreement between Empresas La Moderna S.A. de C.V. and Bionova U.S. Inc. (incorporated by reference to Exhibit 2.2 on Form 8-K dated February 2, 1996),
3.1 -- Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-2 (No. 33-41178),
3.2 -- By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-2 (No. 33-41178),
3.3 -- Certificate of Amendment to the Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on September 5, 1991, (incorporated by reference to exhibit 3.3 to the Company's Registration Statement on Form S-2 (No. 33-41178),
3.4 -- Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on June 22, 1994,
4.3 -- Certificate of Designation of $2.25 Convertible Exchangeable Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-2 (Registration No. 33-41178),
4.4 -- Indenture with respect to the Company's 9% Convertible Subordinated Debentures due August 1, 2016, between the Company and the Bank of New York, as trustee, including form of Debenture (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-2 (Registration No. 33-41178),
4.5 -- Form of Certificate representing the Common Stock (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-2 (Registration No. 33-41178),
4.6 -- Form of Certificate representing Convertible Preferred Stock, (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-2 (Registration No. 33-41178),
4.7 -- Form of Certificate of Designation of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (No. 33-73086),
4.8 -- Form of Certificate representing the Series A. Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (No. 33-73086),
4.9    -- Form of Underwriter's  Purchase Options  (incorporated by reference to
          Exhibit 4.1 to the Company's Registration Statement on Form S-3 (No. 33-73086),
10.1 -- Incentive and Non-Qualified Stock Option Plan of the Company (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-2 (Registration No. 33-41178),
10.2   -- 1986 Stock  Option Plan of the Company  (incorporated  by reference to
          Exhibit 10.2 to the Company's Registration Statement on Form S-2 (Registration No. 33-41178),
10.3 -- Stock Purchase Agreement, dated December 9, 1988, between E. I. Du Pont de Nemours and Company with the Company (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of the Company for the year ended December 31, 1988),
10.4 -- Form of Indemnification Agreement between the Company and its directors and officers (incorporated by reference to Annex A to the Company's definitive proxy statement, dated April 6, 1987),
10.5 -- DNA Plant Technologies, Inc. 1987 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-2 (Registration No. 33-41178),

10.6 -- DNA Plant Technologies, Inc. 1987 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-2 (Registration No. 33-41178),
10.7 -- 1994 Stock Option Plan (incorporated by reference to Exhibit A and the Company's definitive proxy statement, dated April 7, 1994),
10.8 -- Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit A to the Company's definitive proxy statement, dated March 22,
          1991),
10.9 -- Warrant, November 22, 1988, between Shearson Lehman Hutton Inc. and the Company (incorporated by reference to Exhibit 10.15 to the
          Company's Registration Statement on Form S-2 (Registration No. 33-41178),
10.10 -- Agreement, dated as of January 17, 1994 between the Company and E.I. Du Pont de Nemours and Company (incorporated by reference to Exhibit
          2.1 on Form S-3 (Registration No. 33-73086),
10.11 -- Stock Purchase Agreement, dated as August 5, 1994, between the Company and Alida Marine, Inc., (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of the Company for the year ended December 31, 1994),
10.12 -- Stock Purchase Agreement, dated as of September 25, 1995, between the Company and Alida Marine, Inc.,
10.13 -- Consent Judgment, dated as of August 15, 1995 between the Company and Monsanto Company,
10.14 -- Employment Agreement, dated April 20, 1994 between the Company and Robert V. Igleheart,
10.15 -- Agreement, dated September 28, 1995 between the Company and United Agricorp, Inc.,
10.16 -- Loan Agreement between Bionova U.S. Inc. and the Company dated January 26, 1996 (incorporated by reference to Exhibit 10.1 on Form 8-K dated February 2, 1996),
10.17 -- Promissory Note issued to Bionova U.S. Inc. by the Company dated January 26, 1996 (incorporated by reference to Exhibit 10.2 on Form 8-K dated February 2, 1996),
10.18 -- Assignment of Interest in Patents between the Company by Bionova U.S. Inc. dated January 26, 1996 (incorporated by reference to Exhibit 10.3 on Form 8-K dated February 2, 1996),
10.19 -- Sole Patent License between Bionova U.S. Inc. and the Company dated January 26, 1996 (incorporated by reference to Exhibit 10.4 on Form 8-K dated February 2, 1996),
10.20 -- Form of Long-Term Funded Research Agreement between Empresas La Moderna, S.A. de C.V. and the Company (incorporated by reference to Exhibit 10.5 on Form 8-K dated February 2, 1996),
10.21 -- Non-Exclusive Patent License between Bionova U.S. Inc. and the Company dated January 26, 1996 (incorporated by reference to Exhibit 10.6 on Form 8-K dated February 2, 1996),
21.1 -- Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K of the Company for the year ended December 31, 1994),
23.1   -- Consent of KPMG Peat Marwick LLP.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               DNA PLANT TECHNOLOGY CORPORATION


March 27, 1996                 By....../s/.........Robert Serenbetz.............
                                                   Robert Serenbetz
                                       Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.


                  Signature                               Title                      Date
                  ---------                               -----                      ----
 ../s/........Robert Serenbetz...........  Chairman and Chief Executive Officer    March 27, 1996
              Robert Serenbetz            (Principal Executive Officer)
 ../s/........Evelyn Berezin.............  Director                                March 27, 1996
                    Evelyn Berezin
 ../s/........James L. Ferguson..........  Director                                March 27, 1996
              James L. Ferguson
 ../s/........Gerald D. Laubach..........  Director                                March 27, 1996
                  Gerald D. Laubach
 ../s/........Douglas S. Luke............  Director                                March 27, 1996
                Douglas S. Luke
 ../s/........Somchit Sertthin...........  Director                                March 27, 1996
                Somcthit Sertthin
 ../s/........Willem F.O. Spiegel........  Chief Financial Officer                 March 27, 1996
                 Willem F.O. Spiegel      (Principal Financial Officer and
                                          Principal Accounting Officer)


              The foregoing constitute a majority of the directors.