Form 10-K/A
period 1995-12-31
DNA PLANT TECHNOLOGY CORP
filed 1996-04-26
CIK 730985

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

                        AMENDMENT NO. 1 TO ANNUAL REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

       Registrant's telephone number, including area code: (510) 547-2395
                           --------------------------
           Securities registered pursuant to section 12(b) of the Act:
Title of each class                    Name of each exchange on which registered
       None                                              None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share

    $2.25 Convertible Exchangeable Preferred Stock, par value $.01 per share
                                (Title of Class)
                        --------------------------------
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]
         Aggregate market value of voting stock held by non-affiliates of the registrant as of March 12, 1996: $26,770,105.
         Number of shares outstanding of the registrant's common stock, as of March 12, 1996: 42,846,832 shares of common stock, par value $.01 per share.
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors of DNA Plant Technology Corporation (the "Company") is as follows:

                                                         Principal Occupation During the Past                     Year First
                                                          Five years, any Office Held in the                       Elected
Name                             Age                     Corporation, and Other Directorships                      Director
- ----                             ---                     ------------------------------------                      --------
Evelyn Berezin                   70     A venture  capital  consultant  since 1987;  President  of  Greenhouse       1981
                                        Management   Corporation,   the  general partner  of a venture capital
                                        firm,  from  1981  until  1987;   Director  of  Standard  Microsystems
                                        Corporation.
James L. Ferguson                70     Retired;  Chairman of the  Executive  Committee of General  Foods from       1991
                                        1987 to 1989;  Chairman  of the Board and Chief  Executive  Officer of
                                        General  Foods  from  1973  to  1987;   Director  of  Chase  Manhattan
                                        Corporation, Glaxo Holdings, p.l.c., and ICOS Corporation.
Dr. Gerald D. Laubach            70     Retired;  President  of Pfizer Inc., a  pharmaceutical  company,  from       1991
                                        1972 to 1991.
Douglas S. Luke                  54     President  and Chief  Executive  Officer of WLD  Enterprises,  Inc., a       1982
                                        private  investment   company,   since  1991;   Managing  Director  of
                                        Rothschild Inc., an investment  banking,  venture  capital,  and asset management  firm,  from 1987 to 1990,  and an officer  of  Rothschild,
                                        Inc.,  and its  predecessor  from 1979 to 1990;  Director  of  Orbital
                                        Science Corporation and Regency Realty Corporation.
Robert Serenbetz                 51     Chairman  of the Board of the  Company  since  1994;  Chief  Executive       1991
                                        Officer of the Company  since  1992;  President  of the Company  since
                                        1991; Chief Operating  Officer of the Company from 1991 to 1992; Group
                                        President of the American Chicle  Division of Warner Lambert  Company,
                                        a manufacturer of pharmaceutical and consumer  products,  from 1989 to
                                        1991.
Somchit Sertthin                 43     Executive  Director of TIPCO Asphalt Public  Company,  LTD. , a listed       1994
                                        company  in  Thailand  which  produces   asphalt   products  for  road
                                        pavement, since 1986.

         There is no family relationship between any director and any other director or executive officer of the Company.

         Pursuant to a Stock Purchase Agreement, dated August 5, 1994, between the Company and Alida Marine, Inc. ("Alida"), Alida has been granted the right, subject to certain conditions, to designate a person, and has designated Somchit Sertthin, to serve as a member of the Board of Directors of the Company.

Board Meetings, Committees, Membership and Attendance

         The Board of Directors held twenty-five Board and committee meetings during the fiscal year ended December 31, 1995, including telephone meetings. During 1995 none of the directors attended fewer than 75% of the aggregate of
(i) the total number of meetings of the Board of Directors and (ii) the total number of meetings held by all committees of the Board of Directors on which such director served, except Mr. Sertthin.

         The Company has an Audit Committee of the Board of Directors, consisting entirely of outside directors, the members of which are James L. Ferguson and Evelyn Berezin. The Audit Committee held one meeting in 1995. The functions of the Audit Committee include: reviewing with the independent auditors the plans and results of the audit engagement; reviewing the adequacy, scope, and results of the internal accounting controls and procedures; reviewing the degree of independence of the auditors; reviewing the auditors' fees; and recommending the engagement of auditors to the full Board of Directors.

         The Company has a Compensation and Nominating Committee (the "Compensation Committee") of the Board of Directors, consisting entirely of outside directors, the members of which are Douglas S. Luke, Chairman, Evelyn Berezin, and Gerald D. Laubach. The Compensation Committee held seven meetings in 1995. The Compensation Committee acts as an advisory committee to the Board of Directors on matters pertaining to candidates for Board membership. The Compensation Committee also serves as a stock option committee and, as such, has the full power and authority to interpret the provisions and supervise the administration of the Company's stock option plans, other than the Directors' Plan which is administered by the Board of Directors. The Compensation Committee also administers the Company's executive compensation program, determines the overall philosophy of the executive compensation program,. salaries, and incentive compensation plans for the executive officers of the Company, and makes determinations with respect to the granting of incentive awards, stock options, and restricted stock awards to the executive officers of the Company.


Filing of Reports by Directors and Officers

         The Company's directors and officers are required to file with the Securities and Exchange Commission (the "Commission") reports of their acquisitions and dispositions of equity securities of the Company. Based on the Company's review of copies of such reports received by it, or written representations from reporting persons, the Company believes that during the fiscal year ended December 31, 1995, its directors and officers filed all required reports on a timely basis.

                         ITEM 11. EXECUTIVE COMPENSATION

1995 Executive Compensation Report of the Compensation and Nominating Committee

         The Compensation Committee of the Board of Directors, which is composed of three Non-Employee Directors, is responsible for establishing and administrating the Company's executive compensation program. The Compensation Committee also administers the Company's 1986 and 1994 Stock Option Plans.

         The Company's executive compensation philosophy is designed to:

         o attract and retain the high quality executive talent which is needed to ensure both the short-term and long-term success of a technology driven and entrepreneurial company;

         o reinforce the Company's objectives through the significant use of short-term and long-term incentive awards based upon achievement of specific business objectives;

         o create alignment of interest between executives and the Company's stockholders through compensation structures that share the rewards and risks of strategic decision-making and performance; and

         o emphasize long-term financial rewards as the primary compensation component of executive compensation.

         The Compensation Committee annually reviews competitive compensation practices and trends provided by independent compensation consultants for the biotechnology industry. Emphasis in this review is placed on comparing biotechnology companies of similar size, market capitalization, and stage of development similar to the Company, particularly agricultural biotechnology companies. The Company attempts to provide total compensation to its executives at competitive levels compared to these other companies. Executive compensation consists of a mixture of base salary, annual incentive awards, long-term incentive awards and benefits.

         Base Salary. The Company's base salary philosophy is to offer competitive base salaries compared to other comparable companies' executive base salary practices. The Compensation Committee makes annual base salary decisions after review of appropriate data and with input from the Chief Executive Officer. The annual review also considers the decision-making responsibilities, experience, individual performance and current base salary level of an executive.

         After considering the factors described and the additional factors that
1) certain executives' base salaries had been frozen for three years (Mr. Serenbetz), four years (Mr. Evans), and six years (Mr. Bedbrook) and 2) executive commitment and motivation to achieving business goals and strategic alliances had been crucial in 1995, the Committee granted base salary increases to executives in 1995. However, in recognition of the importance of cash conservation in 1995, to motivate executives to achieve business objectives, and to better align executive pay with stockholder interests, all 1995 base salary increases granted to executives were in the form of a lump sum restricted stock award which vested in the fourth quarter of 1995 except for a promotional cash base salary increase to Dr. Evans who was promoted to Executive Vice President in 1995.

         Short-Term Incentives. The Compensation Committee established the 1995 Short-Term Incentive Plan ("STIP") to communicate clearly the Company's 1995 business objectives and to reward executives for their accomplishments in achieving these objectives. Target incentive awards for executives are consistent with competitive practices. Individual executive's STIP awards are based upon achievement primarily of corporate objectives and secondarily of individual objectives. A performance threshold was established for each business objective to ensure that short-term incentives are not paid for substandard
business  performance   regardless  of
individual executive performance. A performance cap was also established to limit the potential compensation expense of the STIP.

         STIP rewards, if earned in 1995, were to be paid in restricted stock awards to reinforce the Company's emphasis on alignment of interest between executives and stockholders and to promote the Company's ability to retain executives. Three specific business objectives were established in the 1995
STIP. A product revenue objective and a cash use objective were equally weighted, with a targeted net income objective receiving a lesser weight.

         Based upon the Company's performance, as compared to 1995 STIP business objectives, executives did not receive a 1995 short-term incentive payment.

         Long-Term Incentives. The Company engaged an independent compensation consulting firm to determine competitive practices regarding executive long-term incentives (primarily stock options) and company ownership. This study disclosed that stock options held by named executives and beneficial company ownership of the Company's Common Stock by named executives were below comparable levels of other companies. The Compensation Committee awarded executives in 1995 stock options with exercise prices equal to the market price on the date of grant to bring their long-term incentives closer to competitive levels. To further motivate executives to achieve business objectives and align executive compensation with stockholder interest, the vesting of these stock options was structured using criteria based on achievement and maintenance of certain specified share prices of the Company's Common Stock.

         Executive Benefits. The Company offers executives the same basic benefits package provided to other Company employees. These benefits are comparable to benefits offered by other comparable companies. The Company does not offer executive perquisites such as country club memberships, financial counseling, supplemental life insurance or medical expense reimbursements, or pension plans.

         When the Company consolidated its facilities in California in 1994, the Company offered key personnel based in Cinnaminson, New Jersey, including all executives, a similar package of relocation benefits. This relocation benefits package was designed to minimize the financial hardship upon employees of relocating them and their families and to motivate employees to relocate. The relocation benefits package to executives included a temporary housing allowance which extended into the early part of 1995 and payment of certain income taxes incurred by executives due to benefits provided under this relocation benefits package. In 1995 Mr. Serenbetz's, Dr. Evans' and Mr. Prichard's relocation expenses paid by the Company were $23,076, $21,176, and $26,568, respectively.

         Chief Executive Officer ("CEO") Compensation. As indicated above, the Company's compensation philosophy is to compensate executives at levels comparable to competitive companies. The Compensation Committee believes that the base salary of the Company's CEO should provide the executive with a level of stability and certainty and yet not have this particular component of compensation represent the primary incentive for enhanced performance toward achievement of the Company's longer-term goals. Based upon independent data that Mr. Serenbetz's base salary was below comparable base salaries of other comparable companies' chief executive officers, the progress Mr. Serenbetz made against the new strategic direction of the Company, and that Mr. Serenbetz had not received a base salary increase since the commencement of his employment by the Company in 1991, the Compensation Committee set the base salary for Mr. Serenbetz at $250,000 for 1995.

         Mr. Serenbetz's STIP for 1995, which was targeted at 50% of his base salary, was dependent solely upon the achievement by the Company of certain business objectives. Based upon the Company's performance as compared to these 1995 STIP business objectives, Mr. Serenbetz did not receive a 1995 short-term incentive award.

         The Company's executive compensation philosophy emphasizes long-term financial rewards (stock options) as the primary compensation component of executive compensation. The Company engaged an independent compensation consulting firm to determine competitive practices regarding executive long-term incentives and company ownership. This study disclosed that stock options and Common Stock held by Mr. Serenbetz were below levels of other comparable companies' chief executive officers.

         Based upon the data and the progress Mr. Serenbetz made against the strategic objectives of the Company, the Compensation Committee awarded Mr. Serenbetz in 1995 options to purchase 180,000 shares of Common Stock with exercise prices equal to the market price on the date of grant in order to bring his long-term incentives closer to competitive levels. To further motivate Mr. Serenbetz to achieve business objectives and align his compensation with stockholder interest, the vesting of these stock options was based on achievement and maintenance of certain specified share prices of the Company's Common Stock which were substantially above the exercise price of the option.

                      MEMBERS OF THE COMPENSATION COMMITTEE

                            Douglas S. Luke, Chairman
                                 Evelyn Berezin
                                Gerald D. Laubach


Severance Agreements

         The Agreement and Plan of Merger (the "Merger Agreement"), dated as of January 26, 1996, among the Company, Empressas La Moderna, S.A. de C.V., Bionova, S.A. de C.V., Bionova U.S. Inc. and Bionova Acquisition, Inc. provides that the Company enter into severance agreements ("Severance Agreements") with Mr. Serenbetz, Dr. Bedbrook, Dr. Evans and Mr. Prichard as well as five senior managers of the Company, to become effective upon the effective date of the Merger. The Merger Agreement further provides that each Severance Agreement will provide for payments of up to one year's base salary of the employee party thereto if, prior to July 1, 1997, the employee is terminated by the Company or resigns for "Good Reason", as defined in the Severance Agreement. As of this date, the Company has not entered into these Severance Agreements.


Compliance with Internal Revenue Code Section 162(m)

         The Company does not believe that Section 162(m) of the Internal Revenue Code of 1986 (the "Code"), which disallows a tax deduction to public companies for certain compensation in excess of $1,000,000 paid to a company's chief executive officer and the other four most highly compensated executive officers, will generally have an effect on the Company. The Company intends to review periodically the potential consequences of Section 162(m) and in the future may decide to structure the annual incentive and long-term incentive component of executive compensation to comply with certain exemptions provided in Section 162(m).


Compensation Committee Interlocks and Insider Participation

         None of the members of the Compensation Committee has been an officer or employee of the Company or any of its subsidiaries. During fiscal 1995, there were no Compensation Committee "interlocks" within the meaning of the Commission's rules, and there continues to be no such "interlocks".

Summary Compensation Tables

         The following table sets forth the annual and long-term compensation as well as other compensation paid to the Company's Chief Executive Officer and four highest paid executive officers named during the last three fiscal years.
No stock appreciation rights were granted to the named executives during the last fiscal year and none were held by named executives at the end of the fiscal year.

                                                                                    Long-Term
                                           Annual Compensation               Compensation Awards (1)         Other
                                ------------------------------------------  ------------------------    -----------------
                                                                             Restricted    Securities
       Name and                    Base                    Other Annual        Stock       Underlying      All Other
  Principal Position     Year   Salary ($)    Bonus ($)    Compensation     Awards ($)     Options (#)  Compensation (4)
  ------------------     ----   ----------    ---------    -------------    -----------    -----------  ----------------
                                                                ($)
Robert Serenbetz         1995     225,000         0         23,076 (2)       25,000 (8)      180,000         4,623
 Chairman, Chief         1994     225,000         0         242,071 (2)          0         250,000 (3)        500
  Executive Officer,     1993     225,000      42,700            0             42,700        15,000          2,249
  and President

Robert V. Igleheart      1995     209,846         0              0               0              0            4,178
  President FreshWorld   1994   142,306 (5)  25,000 (6)          0           25,000 (6)      500,000       60,000 (7)
  Farms Inc. and Chief   1993       --           --             --               --            --              --
  Operating Officer

John R. Bedbrook         1995     174,000         0              0           7,000 (8)       110,000         4,622
  Executive Vice         1994     174,000         0              0               0           90,000           717
  President and          1993     174,000      20,400            0             20,400        10,000          1,242
  Scientific Officer

David A. Evans           1995     165,680         0         21,176 (2)       13,000 (8)      140,000         4,272
  Executive Vice         1994     149,000         0         184,302 (2)          0         150,000 (3)        976
  President Business     1993     149,000      18,500            0             18,500        10,000          1,496
  Development

Stephen M. Prichard      1995     106,000         0         26,568 (2)       10,000 (8)      80,000          4,309
  Vice President Human   1994     106,000         0         127,395 (2)          0         80,000 (3)         331
  Resources and          1993     96,000       12,850            0             12,850        10,000           960
  Administration

(1) The Company does not offer the named executives a Long-Term Incentive Plan.

(2) The  Company  paid   certain   expenses,   including  tax   equalization  on
nondeductible reimbursements, for the relocation of Mr. Serenbetz, Dr. Evans and Mr. Prichard from New Jersey to California.

(3) Includes options to each of Mr. Serenbetz, Dr. Evans and Mr. Prichard to purchase 50,000 shares of Common Stock, granted as an incentive to relocate to the Company's consolidated facilities in Oakland, California.

(4) Represents contributions made by the Company to its 401(k) Retirement and Savings Plan.

(5) Mr. Igleheart was hired on April 18, 1994.

(6) Represents a minimum incentive award under the 1994 STIP of $50,000 ($25,000 in cash and $25,000 in restricted stock vesting in three equal annual installments beginning March 31, 1995). Mr. Igleheart's employment agreement with the Company provides for the grant of such minimum award.

(7) Mr. Igleheart's employment agreement provided for an award of 15,000 shares of Common Stock valued at $60,000 on the date of grant as an incentive to join the Company.

(8) Represents the value at date of grant of restricted stock awarded in lieu of cash for the 1995 base salary increase.


Option/SAR Grants in Last Fiscal Year

         The following table contains information concerning the grant of options under the Company's 1986 and 1994 Stock Option Plans (the "Stock Option
Plans") to each of the named executive officers of the Company during the year ended December 31, 1995. No stock appreciation rights were granted to the named executives during the last fiscal year and none were held by the named executives at the end of the fiscal year.

                                                                                           Potential Realizable Value
                                     Option Grants in Last Fiscal Year                      At Assumed Annual Rate of
                                             Individual Grants                            Stock Price for Option Term(2)
                   -------------------------------------------------------------------    ------------------------------
                   Number of Securities  % of Total Options   Exercise or
                    Underlying Options  Granted to Employees   Base Price    Expiration
                     Granted (#)(1)        in Fiscal Year       ($/Share)       Date           5%           10%
                     ---------------       --------------       ---------       ----           --           ---
Robert Serenbetz         180,000               21.5%             2.4688        3/28/05      279,500       708,200
Robert Igleheart            0                    --              2.4688        3/28/05         --            --
John Bedbrook            110,000               13.1%             2.4688        3/28/05      170,800       436,100
Dave Evans               140,000               16.7%             2.4688        3/28/05      217,400       550,800
Stephen Prichard          80,000                9.6%             2.4688        3/28/05      124,200       314,760

(1) Options granted become exercisable one year after vesting. Vesting will occur in two equal installments upon achievement for 90 calendar days of an average share price of the Common Stock of $7.00 for the first installment and $9.00 for the second installment. If vesting does not occur as described above, then 100% vesting will occur on March 28, 2000. All options were granted at the fair market value of the Common Stock on the date of grant and generally expire upon the earlier of 10 years from the date of grant or the date of termination of employment.

(2) Potential realizable value is based on the assumption that the Common Stock appreciates at the annual rate shown (compounded annually) from the date of the grant until the end of the ten-year option term. The actual value, if any, a named executive may realize will depend upon the future performance of the Common Stock price and the date on which the options are exercised.

Aggregated  Option/SAR  Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

         The following table summarizes options exercised during 1995 and presents the value of unexercised options held by the named executives at December 31, 1995. No stock appreciation rights were granted to the named executives during 1995 and none were held by named executives at the end of the fiscal year.

                                                 Number of Securities Underlying            Value of Unexercised
                                               Unexercised Options at Fiscal Year      In-The-Money Options at Fiscal
                                                             End(#)                            Year End ($)(2)
                      Shares                   ----------------------------------      ------------------------------
                   Acquired on      Value
                   Exercise (1)   Realized($)   Exercisable       Unexercisable       Exercisable    Unexercisable
                   ------------   -----------  -------------    -----------------  ----------------- -----------------
Robert Serenbetz        0             0           599,000             346,000               0               0
Robert Igleheart        0             0            80,000             420,000               0               0
John Bedbrook           0             0           197,000             188,000               0               0
David Evans             0             0           181,000             214,000               0               0
Stephen Prichard        0             0           110,000             105,000               0               0

(1) No named executive exercised options during 1995. Dr. Bedbrook and Dr. Evans held 10,950 and 20,000 options, respectively, which expired unexercised during 1995.

(2) Based upon the closing market price of the Company's Common Stock on December 31, 1995 and the exercise price per share of options awarded to named executives, no named executive held any "in-the-money" options at December 31, 1995.

Director Compensation

         Directors who are not employees of the Company each receive a fee of $500 per day for each day during which they attend a meeting of the Board of Directors or any committee thereof. Such directors may only receive one $500 fee for meetings of the Board of Directors and committees attended on the same day. Each director who is not an employee of the Company or any of its subsidiaries ("Non-Employee Directors") is entitled to receive options pursuant to the Company's Non-Employee Directors' Stock Option Plan (the "Directors' Plan").

         During the fiscal year ended December 31, 1995, pursuant to the Directors' Plan, options to purchase an aggregate of 35,000 shares of the Company's common stock ("Common Stock") were granted to certain Non-Employee
Directors at an exercise price of $2.0313 per share, the market price of the Common Stock on the date of grant, as provided in the Directors' Plan. As of the date hereof, none of such options has been exercised.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below sets forth the beneficial ownership of Common Stock held as of March 12, 1996 (i) by each director, (ii) by each of the executive officers named in the "Summary Compensation Table," and (iii) by all directors and executive officers of the Company as a group.

                                                                                       Amount and Nature
                                                                                       Amount and Nature
                                                                                         of Beneficial
                                                                                         Ownership of
                                                                                       Common Stock as of     Percent
           Name                                         Position                         March 12, 1996       of Class
           ----                                         --------                       ------------------     --------
E.I. du Pont de Nemours and Company
8052 Du Pont Building
Wilmington, DE 19898  ..........................................................        5,750,000                11.8%

Michael G. Jesselson
3 East 71st Street
New York, NY 10021  ............................................................        2,705,000                 5.9%

Alida Marine, Inc.
#30-11, Policentro Bldg, 30th Street
Panama City, Republic of Panama  ...............................................        2,564,725                 5.7%

Evelyn Berezin .................... Director . . . . . . . . . . . . . . . . . . . . .    104,766(1)(2)             (3)
James L. Ferguson ................. Director . . . . . . . . . . . . . . . . . . . . .     43,500(1)                (3)
Dr. Gerald D. Laubach ............. Director . . . . . . . . . . . . . . . . . . . . .     39,500(1)                (3)
Douglas S. Luke ................... Director . . . . . . . . . . . . . . . . . . . . .     48,500(1)                (3)
Somchit Sertthin .................. Director . . . . . . . . . . . . . . . . . . . . .     10,500(1)                (3)
Robert Serenbetz .................. Chairman and Chief Executive Officer                  666,926(1)              1.5%
Dr. John R. Bedbrook .............. Executive Vice President and                          273,142(1)(4)             (3)
                                       Director of Science
Dr. David A. Evans ................ Executive Vice President - Business                   423,519(1)                (3)
`                                     Development
Robert Igleheart .................. Chief Operating Officer and President -               132,927(1)                (3)
                                    FreshWorld Farms, Inc.
Stephen Prichard .................. Vice President - Human Resources and                  132,259(1)                (3)
                                      Administration
All directors and executive
   officers of the Company
   as a group (consisting of
   eleven persons) . . . . . . . . . . . . . .                                          1,908,513                 4.3%


(1) Includes currently exercisable options to purchase shares of Common Stock as follows: Ms. Berezin -48,500 shares; Mr. Ferguson - 43,500 shares; Dr. Laubach - 39,500 shares; Mr. Luke - 48,500 shares; Mr. Serenbetz -
       642,000 shares; Mr. Sertthin - 10,500 shares; Dr. Bedbrook 257,200 shares; Dr. Evans 213,000 shares; Mr. Igleheart 120,000 shares; Mr. Prichard 121,000 shares. Does not include options to purchase shares of Common Stock not exercisable within 60 days of March 12, 1996 as follows; Ms. Berezin - 3,500 shares; Mr. Ferguson - 3,500 shares; Dr. Laubach - 7,500 shares; Mr. Luke - 3,500 shares; Mr. Serenbetz - 303,000 shares; Mr. Sertthin - 3,500 shares; Dr. Bedbrook 156,000 shares; Dr. Evans 182,000 shares; Mr. Igleheart 380,000 shares; Mr. Prichard 94,000 shares.


(2) Includes 51,266 shares of Common Stock owned jointly by Ms. Berezin and her husband.

(3)    Represents  less than 1% of the  Common  Stock  outstanding  on March 12,
       1996.

(4) Includes 4,218 shares of Common Stock owned and options that are currently exercisable to purchase 20,200 shares of Common Stock held by Dr. Bedbrook's wife, who is an employee of the Company, as to which shares Dr. Bedbrook disclaims beneficial ownership. Does not include options to purchase 8,000 shares of Common Stock held by Dr.
       Bedbrook's wife which are not exercisable within 60 days of March 12, 1996.

(5)    Gives effect to the above footnotes.

       Except as noted in the footnotes above (i) none of such shares is known by the Company to be shares with respect to which such beneficial owner has the right to acquire beneficial ownership and (ii) the Company believes the beneficial holders listed above have sole voting and investment power regarding the shares shown as being beneficially owned by them.




             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       During the year ended December 31, 1995, the Company recognized revenues of approximately $354,000 from a product development project under contract with Alida Marine, Inc. ("Alida"). Somchit Sertthin, a director of the Company, is the nominee of Alida to serve on the Board of Directors of the Company pursuant to the Stock Purchase Agreement. See Item 10. Directors and Executive Officers of the Registrant.

       Under the terms of indemnification agreements with each of the Company's directors and executive officers, the Company is obligated to indemnify them against certain claims and expenses for which they might be held liable in connection with past or future service to the Company. In addition, the Company's Certificate of Incorporation provides that, to the extent permitted by the Delaware General Corporation Law, its directors shall not be liable for monetary damages for breach of fiduciary duty as a director.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            DNA PLANT TECHNOLOGY CORPORATION

                            By: /s/ Willem F.O. Spiegel
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)
Dated:  April 25, 1996