Form 10-Q
period 1996-03-31
DNA PLANT TECHNOLOGY CORP
filed 1996-05-13
CIK 730985

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended          March 31, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding as of
       Class                                      March 31, 1996

Common Stock, $.01 par value                           42,882,577

             DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                   FOR THE QUARTER ENDED MARCH 31, 1996




PART 1.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

          (a)  Consolidated Balance Sheets as of March
               31, 1996 and December 31, 1995

          (b)  Consolidated Statements of Operations for
               the Three Months Ended March 31, 1996 and
               1995

          (c)  Consolidated Statements of Cash Flows for
               the Three Months Ended March 31, 1996 and
               1995

          (d)  Notes to Consolidated Financial Statements


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

          (a)  Reports on Form 8-K


             DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                 (In thousands, except per share amounts)

                                                         March 31,     December 31,
                                                           1996           1995
                                                        ___________    ____________
                                                        (Unaudited)

                                  ASSETS
Current assets:
   Cash and cash equivalents                                $ 3,629     $ 1,742
   Accounts receivable, net of allowance for bad debts
       of $63 in 1996 and $106 in 1995                        2,191       1,922
   Inventory                                                    287         380
   Other current assets                                         412         425
   Assets held for sale                                         120       1,038
      Total current assets                                    6,639       5,507
Fixed assets, net of accumulated depreciation of $6,657
   in 1996 and $6,612 in 1995                                 2,252       2,345
Patents and other assets, net of accumulated
   amortization of $380 in 1996 and $354 in 1995                500         503
Non-marketable equity investment                              1,946       1,946
Excess of purchase price over net assets acquired, net
   of amortization of $428 in 1996 and $380 in 1995           1,472       1,520
      Total assets                                          $12,809     $11,821
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                             708       1,384
   Accrued liabilities                                        1,167       1,539
   Accrued compensation                                         433         361
   Dividend payable                                           1,553         776
   Amount payable to DuPont                                     712         983
   Current portion of note payable                              209         204
      Total current liabilities                               4,782       5,247
Deferred revenue                                                445         584
Deferred compensation                                           232         232
Note payable less current portion                             5,654         709
   Total long-term liabilities                                6,331       1,525
Stockholders' equity:
   Preferred stock, par value $.01 per share;
      authorized 5,000 shares; $2.25 convertible
      preferred stock; issued and outstanding - 1,380
      shares in 1996 and 1995 (aggregate liquidation
      preference of $34,500)                                     14          14
   Series A convertible preferred stock par value $.01
      per share; authorized 3 shares; issued - and
      outstanding 3 shares in 1996, and 1995 (aggregate
      liquidation preference of $16,500)                         --          --
   Series B convertible preferred stock, par value $.01
      per share; authorized 1 share; issued and
      outstanding no shares in 1996 and 1995                     --          --
   Series C convertible preferred stock, par value $.01
      per share; authorized 1 share; issued and
      outstanding no shares in 1996 and 1995                     --          --
   Common stock, par value $.01 per share; authorized
      60,000 shares; issued 42,883 shares in 1996 and
      42,829 shares in 1995                                     429         420
   Additional paid in capital                               159,698     160,405
   Accumulated deficit                                     (158,445)   (155,798)
   Total stockholders' equity                                 1,696       5,049
   Total liabilities and stockholders' equity               $12,809     $11,821
See accompanying notes to consolidated financial statements

             DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share amounts)
                                (Unaudited)
                                                           Three Months Ended
                                                                 March 31,
                                                          ______________________
                                                             1996       1995
Revenues:
   Produce sales                                            $3,509    $3,071
   Product development agreements                              495       340
   Investment and royalty income                               254     1,479
      Total revenues                                         4,258     4,890
Operating expenses:
   Cost of produce sales                                     3,614     3,619
   Exit carrot processing                                      --        380
   Research and product development                          1,344     1,636
   Selling, general and administrative                       2,011     1,390
       Total operating expenses                              6,969     7,025
Loss from operations                                        (2,711)   (2,135)
Gain on sale of assets                                          64        24
Net loss                                                    (2,647)   (2,111)
Preferred stock dividend                                      (776)     (776)
Net loss applicable to common stockholders                 $(3,423)  $(2,887)
Net loss per common share                                    $(.08)    $(.09)
Weighted average common shares outstanding                  42,847    30,793
See accompanying notes to consolidated financial statements.

             DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                        ______________________
                                                              1996        1995
                                                        __________  __________
Cash flows from operating activities:
   Net loss                                               $(2,647)    $(2,111)
   Reconciliation of net loss to net
      cash used in operating activities:
         Depreciation and amortization                        164         120
         Provision for uncollectible accounts                 (43)       (161)
         Compensation and expenses paid in common stock        70          54
         Net (gain) loss from disposal of fixed assets        (64)         32
   Net changes in:
      Accounts receivable                                    (225)        270
      Inventory                                                93        (268)
      Other current assets                                     13        (318)
      Other assets                                            (23)        (12)
      Accounts payable and accrued liabilities               (970)       (181)
      Deferred revenue and compensation                      (139)        (21)
   Net cash used in operating activities                   (3,771)     (2,596)
Cash flows from investing activities:
   Capital expenditures                                        --          (6)
   Sales and maturities of temporary investments               --       2,505
   Proceeds from sale of assets                               713          24
      Net cash provided by investing activities               713       2,523
Cash flows from financing activities:
   Proceeds from issuance of note payable                   5,000          --
   Preferred stock dividends                                   --        (776)
   Payment of principle on notes payable                      (55)         --
      Net cash provided by (used in) financing activities   4,945        (776)
Net  increase (decrease) in cash and cash equivalents       1,887        (849)
Cash and cash equivalents, beginning of period              1,742       1,202
Cash and cash equivalents, end of period                   $3,629      $  353
See accompanying notes to consolidated financial statements

             DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1996
                                (Unaudited)

Note 1 - BASIS OF PRESENTATION

      The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K.

      In the opinion of the Company's management, the accompanying unaudited, consolidated financial statements contain adjustments, all of which are of a normal recurring nature, necessary to present fairly the Company's financial position as of March 31, 1996 and the results of its operations and its cash flows for the three months ended March 31, 1996.

      Certain reclassifications have been made to prior period amounts to be consistent with the current period presentation.

      Interim results are not necessarily indicative of results for the full fiscal year.


Note 2 - AGREEMENT AND PLAN OF MERGER

      On January 26, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Empresas La Moderna, S.A. de C.V., a corporation under the laws of the United Mexican States ("ELM"), Bionova, S.A. de C.V., a Corporation organized under the laws of the United Mexican States ("Bionova"), Bionova U.S. Inc., a Delaware corporation ("Bionova U.S."), and Bionova Acquisition, Inc., a Delaware corporation ("Merger Sub"), pursuant to which, among other things: (i) Merger Sub will be merged with and into the Company (the "Merger"); (ii) the Company will become a wholly-owned subsidiary of Bionova U.S.; (iii) each share of common stock, par value $.01 per share ("Common Stock") of the Company issued and outstanding at the time of the Merger (the "Effective Time") will be converted into and represent the right to receive one share of Bionova U.S.'s common stock, each share of the Company's $2.25 Convertible Exchangeable Preferred Stock, par value $.01 ("$2.25 Convertible Preferred Stock"), issued and outstanding at the Effective Time will be assumed by Bionova U.S. and will become a corresponding right to receive 6.8375 shares of Bionova U.S.'s common stock, and each share of the Company's Series A Preferred Stock ("Series A Preferred Stock"), par value $.01 issued and outstanding at the Effective Time will be converted into and represent the right to receive 1,000 shares of Bionova U.S.'s common stock, except for any shares of the Company's securities held in the treasury of the Company or held by any subsidiary of the Company, which will be cancelled and
(iv) each option or warrant to purchase shares of Common Stock outstanding at the Effective Time will be converted into a corresponding right to acquire shares of Bionova U.S.'s common stock. Assuming no exercise of dissenter's rights of appraisal in connection with the Merger, the holders of the Company's capital stock, as a group, will own approximately 30% of the outstanding shares of Bionova U.S.'s common stock after the Merger. It is expected that Bionova U.S. will change its name to DNAP Holding Corporation as of the Effective Time. For additional information regarding the agreement and plan of merger see the Company's 1995 Form 10-K.



Note 3 - INVENTORIES

    Inventories consisted of the following (in thousands):

                                                      March 31,   December 31,
                                                        1996          1995
                                                     ___________  ____________
                                                     (Unaudited)
Prepaid grower fees                                       $ 59          $119
Raw materials and seed                                     154           192
Finished goods                                              74            69
Total Inventory                                           $287          $380


Note 4 - SUBSEQUENT EVENT

      During the second quarter of 1996, the Chief Operating Officer ("COO") of the Company resigned from the Company. Pursuant to the terms of the COO's employment agreement, the Company is obligated to pay to the COO $312,000 over a twelve month period commencing May 11, 1996, and ending April 30, 1997.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              March 31, 1996



GENERAL

   The Company is a leading agribusiness biotechnology company focused on the development and marketing of premium, fresh and processed branded fruits and vegetables developed through advanced biotechnological breeding, genetic engineering, and other technologies.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31,
1995

   For the three months ended March 31, 1996, the Company's loss increased to $2.6 million from $2.1 million in the 1995 period. This $.5 million decrease in operations was primarily attributable to $.6 million in expenses related to the pending Merger (see Note 2 to the Company's Consolidated Financial Statements).

   For the three months ended March 31, 1996, produce sales increased fourteen percent to $3.5 million from $3.1 in 1995. This $.4 million increase is a result of increased volume and improved pricing for carrots and cherry tomatoes.

   Revenues from product development agreements increased slightly to $.5 million in 1996 from $.3 million in 1994, principally due to new commercial contracts.

   Investment and royalty income decreased to $.3 million in 1996 from $1.5 million in 1995, principally as a result of recording in 1995 $1.1 million of net revenue from the sale of Frost Technology and recognizing revenue for cash received on an option to purchase licensed technology.

   Cost of produce sales remained unchanged at $3.6 million even though produce sales increased fourteen percent.

   Research and product development expenses decreased eighteen percent to $1.3 million in 1996 from $1.6 million in 1995, primarily due to the Company's decision to further sharpen the focus of its research and concentrate its efforts principally in the area of fruits and vegetables.

   Selling, general and administrative expenses increased to $2.0 million in 1996 from $1.4 million in 1995 as a result of $.6 million in expenses related to the pending Merger (see Note 2 to the Company's Consolidated Financial Statements).



Liquidity and Capital Resources

   At March 31, 1996, the Company had $3.6 million in cash and cash equivalents, a
$1.9 million net increase from $1.7 million at December 31, 1995. This increase is primarily the net result of proceeds from the issuance of a note payable of $5.0 million and the sale of assets for $.7 million offset by the funding of operating losses of $3.8 million. The $.7 million in proceeds from the sale of assets was used to satisfy the payable to DuPont in April, 1996.

   Based on its current business plans including consummation of the pending Merger (see Note 2 to the Company's Consolidated Financial Statements for more details concerning the Merger), the Company believes that its current cash resources, including the $5.0 million received from Bionova U.S. in January 1996, and $5.0 million to be received on July 1, 1996, if the closing of the Merger has not been effected by such date, its revenues from prospective and existing research, product development and licensing arrangements, revenues from produce sales, accompanied by projected improvements in the gross margin on such produce sales and reduction of fixed overhead and administrative costs will be sufficient to fund its cash requirements into 1997, although there can be no assurance with respect thereto.



PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(b) On February 2, 1996, the Company filed a report on Form 8-K to report that it entered into an Agreement and Plan of Merger with Empressas La Moderna, S.A. de C.V.

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         DNA PLANT TECHNOLOGY CORPORATION



Date:  May 13, 1996                       By:   /s/ Robert Serenbetz

                                               Robert Serenbetz, Chairman and
                                               Chief Executive Officer
                                               (Principal Operating Officer)




Date:  May 13, 1996                       By:   /s/ Willem F.O. Spiegel

                                               Willem F.O. Spiegel,
                                               Vice President
                                               & Chief Financial Officer
                                               (Principal Financial Officer)