Form 10-K/A
period 1995-12-31
DNA PLANT TECHNOLOGY CORP
filed 1996-08-13
CIK 730985

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K/A

                       AMENDMENT NO. 2 TO ANNUAL REPORT
                      PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  for the Fiscal Year Ended December 31, 1995

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
          for the Transition Period from           to


                          Commission File No. 0-12177

                            ----------------------

                       DNA PLANT TECHNOLOGY CORPORATION
            (Exact name of registrant as specified in its charter)

                            ----------------------

          Delaware                                         22-2395856
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

  6701 San Pablo Avenue, Oakland, CA                         94608
(Address of principal executive Offices)                   (Zip Code)

      Registrant's telephone number, including area code: (510) 547-2395

                            ----------------------

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

   $2.25 Convertible Exchangeable Preferred Stock, par value $.01 per share
                               (Title of Class)
                            -----------------------

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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of voting stock held by non-affiliates of the registrant as of March 12, 1996: $26,770,105.

     Number of shares outstanding of the registrant's common stock, as of March 12, 1996: 42,846,832 shares of common stock, par value $.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF DNAP.

General

  The Company is an agribusiness biotechnology company focused on the development and marketing of premium, fresh and processed, branded fruits and vegetables developed through advanced breeding, genetic engineering and other biotechniques.

  Although the Company reduced its losses from continuing operations from $24.4 million in 1994 to $14.0 million in 1995, its capital resources and liquidity situation continued to worsen. During 1995, these losses and the Company's continuing operations were funded by the proceeds from the private placement of an aggregate of 8,969,725 shares of Common Stock, 1,500 shares of Series A Preferred Stock and warrants to purchase 4,070,182 shares of Common Stock. In the view of the Company's management, its capital resources at year end of $1.7 million in cash and temporary investments were inadequate to fund existing operations during 1996 without significant new capital or major restructuring.

  To this end, in January 1996, the Company entered into the Merger Agreement and the Loan Agreement pursuant to which the Company received a loan of $5 million on January 26, 1996 and an additional loan of $5 million on July 1, 1996.

  In November 1995, the Company issued 1,557,377 shares of Common Stock in exchange for 1,364,118 shares of common stock of United Agricorp, Inc. ("UAC"), which represents approximately 13% of the outstanding shares of UAC. UAC is an agribusiness biotechnology company focused on the improvement of strawberries, raspberries and grapes.

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

  Investment and royalty income increased to $2.6 million in 1995 from $1.5 million in 1994 as a result of recording $1.1 million of net revenue from the sale of Frost Technology Corporation, a wholly-owned subsidiary, and recognizing revenue on an option to purchase licensed technology.

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

  Research and product development expenses decreased to $5.9 million in 1995 from $6.8 million in 1994, primarily due to the Company's decision to further sharpen the focus of its research efforts and concentrate those efforts principally in the area of fruits and vegetables.

  Selling, general and administrative expenses decreased to $5.8 million from $7.0 million. This decrease was due to the Company's effort to consolidate its operations, eliminate duplication of administrative staff and facilities, and focus its marketing efforts on tomatoes.

  Inventory and fixed assets decreased from $1.2 million and $4.6 million, respectively, at December 31, 1994 to $.4 million and $2.3 million, respectively, at December 31, 1995 primarily as a result of the Company discontinuing the processing of its own carrots and the corresponding write-down of these assets.

  The decrease in accrued restructuring and consolidation costs from $2.1 million at December 31, 1994 to $.1 million at December 31, 1995 consisted of $.7 million related to the write-down of inventory and fixed assets discussed above, $1.0 million related to the payment of employee termination costs, and $.3 million related to payment of lease termination costs. The remaining balance at December 31, 1995 in accrued restructuring and consolidation costs relates to employee termination costs resulting from the severance of employees during the fourth quarter of 1995.

  The increase in the non-marketable equity investment to $1.9 million at December 31, 1995 is a result of the Comany's exchange of shares of Common Stock for shares of common stock in UAC. See Note 15 of the Company's Consolidated Financial Statements.

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

  For the year ended December 31, 1994, produce sales nearly doubled to $12.7 million as compared to the combined the Company and FreshWorld produce sales of $6.4 million in 1993. In 1993, FreshWorld's $5.1 million of produce sales were accounted for under the equity method and accordingly were not reflected in the Company's consolidated statement of operations. The $6.3 million increase in produce revenues is a result of increased sales of tomatoes and carrots in existing and new geographic areas, the addition of new products, including carrot bites, which were only produced in small quantities and sold through test markets beginning in the third quarter of 1993, and $1.4 million of revenues from the partnership established with Fresh Choice which was terminated in the fourth quarter of 1994 (see Note 2 to the Company's Consolidated Financial Statements).

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

  Cost of produce sales increased 45% to $21.9 million in 1994, from combined the Company and FreshWorld cost of produce sales of $15.1 million in 1993. In 1993, the $13.5 million of FreshWorld's cost of produce sales were accounted for under the equity method and accordingly were not reflected in the Company's operating expenses in the consolidated statement of operations. The $6.8 million increase reflected growing, harvesting and other costs relating to a higher volume of production and $1.3 million of costs related to the Fresh Choice partnership revenues.

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

Liquidity and Capital Resources

  During the years ended December 31, 1995, 1994 and 1993, the Company's cash used in operating activities was $11.9 million, $25.6 million and $9.0 million, respectively. The increase in cash used in operations for 1994 was a result of the increased cash required to fund the FreshWorld operations, primarily in the carrot processing operations. Prior to 1994, FreshWorld was a joint venture and 1993 investing activities includes a use of cash in the amount of $8.1 million related to the Company's funding of its portion of the FreshWorld joint venture losses. At the end of 1994, the Company exited its carrot processing operations resulting in a decrease in the use of cash in operating activities in the periods subsequent to 1994. For 1995, cash was used in operations primarily to fund the Company's produce sales efforts and to fund research and development activities.

  At March 31, 1996, the Company had $3.6 million in cash and cash equivalents, a $1.9 million net increase from $1.7 million at December 31, 1995. This increase was primarily the net result of proceeds from the issuance of a note payable of $5.0 million and the sale of assets held for sale for $.7 million offset by the funding of operating activities of $3.8 million. The $.7 million in proceeds from the sale of assets was used to satisfy a payable to Du Pont in April, 1996 arising out of the Company's acquisition of Du Pont's interest in FreshWorld.

  At December 31, 1995, the Company had $1.7 million in cash and temporary investments, a $2.8 million net decrease from $4.5 million at December 31, 1994. This decrease was primarily the net result of $10.8 million in net proceeds received from the sale of common and preferred stock discussed below offset by the funding of operating activities of $12.0 million and the payment of $2.3 million of dividends on the $2.25 Convertible Exchangeable Preferred Stock. At December 31, 1995, working capital was $.3 million and stockholders' equity was $5.0 million.

  During 1995, the Company received cash proceeds of $1.3 million from the sale of Frost Technology Corporation, a wholly-owned subsidiary. The assets of this subsidiary consisted primarily of technology rights.

  Historically, the Company has financed its operations primarily through the public and private offering of common and preferred stock and, to a lesser extent, from payments related to research and development arrangements, royalty agreements, and investment earnings. During 1995, the Company privately placed an aggregate of 8,969,725 shares of Common Stock and warrants to purchase 4,070,182 shares of Common Stock and received net proceeds, after commissions and expenses, of $9.5 million (see Note 12 to the Company's Consolidated Financial Statements). In addition, the Company privately placed 750 shares of Convertible Series B and 750 shares of Convertible Series C preferred stock and received net proceeds, after commission and expenses, of $1.3 million. These preferred shares were converted into Common Stock during the third quarter (see
Note 13 to the Company's Consolidated Financial Statements).

  Net proceeds from the Company's stock offerings have primarily been used to purchase temporary investments with maturities that approximate management of the Company's anticipated cash flow requirements. Investing activities of the Company consist primarily of the purchases and sales/maturities of these temporary investments and have generally decreased as available proceeds from the Company's stock offerings have decreased.

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

  Subsequent to December 31, 1995, the Company received $5 million in January 1996 and an additional $5 million in July 1996 from Bionova U.S. in connection with the Merger Agreement and the Loan Agreement.

  Based on its current business plans including consummation of the Merger, the Company believes that its current cash resources, including the $5 million received from Bionova U.S. in January 1996, and the $5 million received on July 1, 1996, its revenues from prospective and existing research, product development and licensing arrangements, revenues from produce sales, accompanied by projected improvements in the gross margin on such produce sales and reduction of fixed overhead and administrative costs will be sufficient to fund its cash requirements into 1997, although there can be no assurance with respect thereto.

  Notwithstanding the foregoing, if the holders of Common Stock do not adopt the Merger Agreement by the requisite vote required under applicable Delaware law, based upon the historical cash needs of the Company it will be necessary for the Company to raise new capital, to seek a new business combination transaction with a third party or to consider other available strategic alternatives in early 1997 if not sooner. Because of the anticipated financial condition of the Company following its use of the $10 million provided by Bionova under the Loan Agreement, there can be no assurance that the Company would be successful in its pursuit of new capital or a new business combination transaction with a third party. As a result, it then would be necessary for the Company to consider other strategic alternatives, which could have a material adverse effect on the continuing investment of the Company's stockholders therein.

Item 7. Financial Statements

                         INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE OF DNA PLANT TECHNOLOGY
 CORPORATION AND SUBSIDIARIES
  Independent Auditor's Report............................................  F-1
  Consolidated balance sheets at December 31, 1995 and 1994...............  F-2
  Consolidated statements of operations for the years ended December 31,
   1995, 1994 and 1993....................................................  F-3
  Consolidated statements of stockholders' equity for the years ended
   December 31, 1995, 1994 and 1993.......................................  F-4
  Consolidated statements of cash flows for the years ended December 31,
   1995, 1994 and 1993....................................................  F-5
  Notes to consolidated financial statements..............................  F-6
  Schedule II: Valuation and qualifying account for the years ended
   December 31, 1995, 1994 and 1993....................................... F-21

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DNA Plant Technology Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick LLP

San Francisco, California
February 14, 1996

               DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             1995       1994
                                                           ---------  ---------
                         ASSETS
Current Assets:
  Cash and cash equivalents..............................  $   1,742  $   1,202
  Temporary investments..................................        --       3,287
  Accounts receivable, net of allowance for bad debts of
   $106 in 1995 and $346 in 1994.........................      1,922      2,344
  Inventories............................................        380      1,168
  Prepaids...............................................        156        302
  Other current assets...................................        269        298
  Assets held for sale...................................      1,038        900
                                                           ---------  ---------
Total Current Assets.....................................      5,507      9,501
                                                           ---------  ---------
Fixed assets, net of accumulated depreciation of $6,612
 and $8,024 in 1995 and 1994, respectively...............      2,345      4,639
Notes receivable.........................................        --         250
Patents and other assets, net of amortization of $354 in
 1995 and $256 in 1994...................................        503        450
Non-marketable equity investment.........................      1,946        --
Excess of purchase price over net assets acquired, net of
 accumulated amortization of $380 in 1995 and $190 in
 1994....................................................      1,520      1,710
                                                           ---------  ---------
Total Assets.............................................  $  11,821  $  16,550
                                                           =========  =========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.......................................  $   1,384  $   1,537
  Accrued liabilities....................................      1,452      1,189
  Accrued compensation...................................        361        462
  Accrued restructuring and consolidation costs..........         87      2,108
  Dividends payable......................................        776        776
  Amount payable to Du Pont..............................        983        983
  Current portion of note payable........................        204        --
                                                           ---------  ---------
Total Current Liabilities................................      5,247      7,055
                                                           ---------  ---------
Deferred revenue.........................................        584        518
Deferred compensation....................................        232        285
Note payable.............................................        709        --
                                                           ---------  ---------
Total Long Term Liabilities..............................      1,525        803
                                                           ---------  ---------
Commitments and Contingencies Stockholders' Equity:
                                                           ---------  ---------
  Preferred stock, par value $.01 per share; authorized
   5,000 shares; $2.25 convertible preferred stock;
   issued and outstanding 1,380 shares in 1995 and 1994..         14         14
  Series A convertible preferred stock, par value $.01
   per share; authorized 3 shares; issued and outstanding
   3 shares in 1995 and 1994.............................        --         --
  Series B convertible preferred stock, par value $.01
   per share; authorized 1 share; issued and outstanding
   no shares in 1995 and 1994............................        --         --
  Series C convertible preferred stock, par value $.01
   per share; authorized 1 share; issued and outstanding
   no shares in 1995 and 1994............................        --         --
  Common stock, par value of $.01 per share; authorized
   60,000 shares; issued 42,829 shares in 1995 and 30,713
   in 1994...............................................        428        307
  Common stock to be issued, par value of $.01 per share,
   no shares in 1995, 100 shares in 1994.................        --           1
  Additional paid-in capital.............................    160,405    149,918
  Accumulated deficit....................................   (155,798)  (141,752)
  Unrealized holding gain................................        --         204
                                                           ---------  ---------
Total Stockholders' Equity...............................      5,049      8,692
                                                           ---------  ---------
Total Liabilities and Stockholders' Equity...............  $  11,821  $  16,550
                                                           =========  =========

          See accompanying notes to consolidated financial statements

               DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    1995      1994      1993
                                                  --------  --------  --------
Revenues:
  Produce sales.................................  $ 10,074  $ 12,673  $  1,330
  Product development...........................     1,720     2,143     5,823
  Investment and royalty income.................     2,555     1,515     1,874
                                                  --------  --------  --------
Total Revenues..................................    14,349    16,331     9,027
                                                  --------  --------  --------
Operating Expenses:
  Cost of produce sales.........................    15,284    21,868     1,662
  Exit carrot processing........................     1,647     3,210       --
  Research and product development..............     5,880     6,769    11,999
  Selling, general and administrative...........     5,753     7,031     2,610
  Consolidation and relocation costs............        70     2,048       --
  Purchased in-process research and product
   development..................................       --        --     15,238
                                                  --------  --------  --------
Total Operating Expenses........................    28,634    40,926    31,509
                                                  --------  --------  --------
Loss from Operations............................   (14,285)  (24,595)  (22,482)
Gains on sales of assets........................       239       225        60
                                                  --------  --------  --------
Loss from continuing operations before equity in
 loss of joint ventures.........................   (14,046)  (24,370)  (22,422)
                                                  --------  --------  --------
Equity in operating loss of joint ventures......       --        --     (9,026)
                                                  --------  --------  --------
Loss from Continuing Operations.................   (14,046)  (24,370)  (31,448)
Discontinued Operations:
    Loss from operations........................       --       (640)   (2,494)
    Loss on disposition.........................       --     (1,273)      --
                                                  --------  --------  --------
      Total Discontinued Operations.............       --     (1,913)   (2,494)
                                                  --------  --------  --------
Net Loss........................................   (14,046)  (26,283)  (33,942)
Preferred stock dividends.......................    (2,343)   (3,105)   (3,105)
                                                  --------  --------  --------
Net Loss Applicable to Common Stockholders......  $(16,389) $(29,388) $(37,047)
                                                  ========  ========  ========
Net Loss Per Common Share:
  Continuing operations.........................  $   (.47) $   (.95) $  (1.56)
  Discontinued operations.......................       --       (.07)     (.11)
                                                  --------  --------  --------
Net Loss per Common Share.......................  $   (.47) $  (1.02) $  (1.67)
                                                  ========  ========  ========
Weighted Average Common Shares Outstanding......    34,823    28,868    22,156
                                                  ========  ========  ========

          See accompanying notes to consolidated financial statements

               DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (IN THOUSANDS)

                               PREFERRED STOCK                 COMMON STOCK
                         -----------------------------  ----------------------------
                            ISSUED       TO BE ISSUED      ISSUED     TO BE ISSUED
                         -------------- --------------  ------------- --------------
                         NUMBER         NUMBER          NUMBER        NUMBER          ADDITIONAL UNREALIZED
                           OF             OF              OF            OF             PAID-IN    HOLDING   ACCUMULATED
                         SHARES  AMOUNT SHARES AMOUNT   SHARES AMOUNT SHARES  AMOUNT   CAPITAL      GAIN      DEFICIT
                         ------  ------ ------ -------  ------ ------ ------  ------  ---------- ---------- -----------
Balance, December 31
 1992................... 1,380    $ 14   --    $   --   21,915 $ 219     --   $  --    $111,855    $ --      $ (81,527)
 Exercise of options &
  warrants..............   --      --    --        --      143     1     --      --         645      --            --
 Issuance of common
  stock for
  compensation..........   --      --    --        --       70     1     --      --         331      --            --
 Stock to be issued.....   --      --      3    10,312     --    --    2,000   7,500        --       --            --
 Net loss...............   --      --    --        --      --    --      --      --         --       --        (33,942)
 Preferred dividends....   --      --    --        --      --    --      --      --      (3,105)     --            --
                         -----    ----   ---   -------  ------ -----  ------  ------   --------    -----     ---------
Balance, December 31,
 1993................... 1,380    $ 14     3   $10,312  22,128 $ 221   2,000  $7,500   $109,726      --      $(115,469)
                         -----    ----   ---   -------  ------ -----  ------  ------   --------    -----     ---------
 Exercise of options &
  warrants..............   --      --    --        --       35   --      --      --         112      --            --
 Issuance of common
  stock for cash........   --      --    --        --    6,500    65     --      --      25,180      --            --
 Issuance of common
  stock for
  compensation..........   --      --    --        --       50     1     --      --         213      --            --
 Issuance of common
  stock for acquisition
  of FreshWorld.........   --      --    --        --    2,000    20  (2,000) (7,500)     7,480      --            --
 Issuance of preferred
  stock for acquisition
  of FreshWorld.........     3     --     (3)  (10,312)    --    --      --      --      10,312      --            --
 Stock to be issued.....   --      --    --        --      --    --      100       1        --       --            --
 Unrealized holding
  gain..................   --      --    --        --      --    --      --      --         --       204           --
 Net loss...............   --      --    --        --      --    --      --      --         --       --        (26,283)
 Preferred dividends....   --      --    --        --      --    --      --      --      (3,105)     --            --
                         -----    ----   ---   -------  ------ -----  ------  ------   --------    -----     ---------
Balance, December 31,
 1994................... 1,383    $ 14   --    $   --   30,713 $ 307     100  $    1   $149,918    $ 204     $(141,752)
                         -----    ----   ---   -------  ------ -----  ------  ------   --------    -----     ---------
 Issuance of common
  stock and warrants for
  cash..................   --      --    --        --    9,070    90     --      --       9,273      --            --
 Issuance of common
  stock for
  compensation..........   --      --    --        --      170     2     --      --         290      --            --
 Issuance of common
  stock for investment
  in UAC................   --      --    --        --    1,557    16     --      --       1,930      --            --
 Issuance of preferred
  stock for cash........     2     --    --        --      --    --      --      --       1,350      --            --
 Conversion of preferred
  stock.................    (2)    --    --        --    1,319    13     --      --         (13)     --            --
 Stock to be issued.....   --      --    --        --      --    --     (100)     (1)       --       --            --
 Unrealized holding
  gain..................   --      --    --        --      --    --      --      --         --      (204)          --
 Net loss...............   --      --    --        --      --    --      --      --         --       --        (14,046)
 Preferred dividends....   --      --    --        --      --    --      --      --      (2,343)     --            --
                         -----    ----   ---   -------  ------ -----  ------  ------   --------    -----     ---------
Balance, December 31,
 1995................... 1,383    $ 14   --    $    --  42,829 $ 428     --   $  --    $160,405    $ --      $(155,798)
                         =====    ====   ===   =======  ====== =====  ======  ======   ========    =====     =========

          See accompanying notes to consolidated financial statements

               DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (IN THOUSANDS)

                                                    1995      1994      1993
                                                  --------  --------  --------
Cash flows from operating activities:
  Loss from continuing operations................ $(14,046) $(24,370) $(31,448)
  Reconciliation of loss from continuing opera-
   tions to net cash used in operating activi-
   ties:
    Depreciation and amortization................      578     1,293       829
    Provision for uncollectible accounts.........     (450)      166        12
    Loss from disposal of carrot processing as-
     sets........................................    1,268     2,303       --
    Loss on purchase commitments.................      --        --        738
    Loss (gains) on disposal of assets...........     (239)      398      (259)
    Loss from discontinued operations............      --     (1,913)   (2,494)
    Equity in loss of joint ventures.............      --        --      9,026
    Purchased in-process product development.....      --        --     15,238
    Compensation and expenses paid in common
     stock.......................................      142       217       --
    Net changes (exclusive of changes due to
     business acquired) in:
      Accounts receivable........................      873       (92)     (206)
      Inventory..................................      517      (572)       35
      Other current assets.......................      174       470       218
      Accounts payable and accrued liabilities...     (885)   (3,630)     (116)
      Other assets and liabilities...............      121       169      (594)
                                                  --------  --------  --------
Net cash used in operating activities............  (11,947)  (25,561)   (9,021)
                                                  --------  --------  --------
Cash flows from investing activities:
  Investments in joint ventures..................      --        --     (8,109)
  Capital expenditures...........................     (171)     (554)     (331)
  Purchases of temporary investments.............      --    (18,185)  (12,891)
  Sales and maturities of temporary investments..    3,287    19,544    32,795
  Proceeds from sales of assets..................      919       435       401
  Business acquired..............................      --        --       (150)
                                                  --------  --------  --------
Net cash provided by investing activities........    4,035     1,240    11,715
                                                  --------  --------  --------
Cash flows from financing activities:
  Proceeds from issuance of stock................   10,827    25,374       646
  Preferred stock dividends......................   (2,343)   (3,105)   (3,105)
  Payment of principle on note payable...........      (32)      --        --
                                                  --------  --------  --------
    Net cash provided by (used in) financing ac-
     tivities....................................    8,452    22,269    (2,459)
                                                  --------  --------  --------
Net increase (decrease) in cash and cash equiva-
 lents...........................................      540    (2,052)      235
Cash and cash equivalents, beginning of year.....    1,202     3,254     3,019
                                                  --------  --------  --------
Cash and cash equivalents, end of year........... $  1,742  $  1,202  $  3,254
                                                  ========  ========  ========

          See accompanying notes to consolidated financial statements

               DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation:

  The accompanying consolidated financial statements of the Company include the accounts of DNA Plant Technology Corporation, and its wholly-owned and majority-owned subsidiaries. The results of operations for Quantix Systems, L.P. ("Quantix") have been accounted for as discontinued operations (see Note 3 for further information related to discontinued operations). All significant intercompany balances and transactions have been eliminated.

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

  In January 1994, the Company completed a transaction (the "Du Pont Transaction") with E.I. du Pont de Nemours and Company ("Du Pont") whereby the Company became the sole owner of FreshWorld, L.P. ("FreshWorld"), a partnership engaged in the development and marketing of branded, premium fresh fruits and vegetables. The Company acquired Du Pont's ownership interest in FreshWorld in exchange for the Company's approximately 28% interest in InterMountain Canola Company L.P. ("InterMountain"), another partnership between the Company and Du Pont, which was engaged in developing and marketing edible oils; 2,000,000 shares of common stock of the Company; 2,750 shares of a new issue of Series A preferred stock of the Company which is convertible into 2,750,000 shares of common stock; nonexclusive rights to certain Company technology; and future cash payments upon the sale of the Company's New Jersey facility. The terms of the Du Pont Transaction further provided that the Company was to become sole owner of FreshWorld as of December 31, 1993. Accordingly, the Company's accompanying consolidated financial statements reflect the purchase of FreshWorld and the effect of the stock to be issued effective on December 31, 1993.

  As described in Note 21, on January 26, 1996 the Company entered into an Agreement and Plan of Merger with Empresas La Moderna, S.A. de C.V. and related entities.

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

               DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES

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

 Temporary Investments:

  Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standard Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's temporary investments consisted of short and intermediate-term notes and bonds and marketable equity securities which are classified as available for sale and stated at fair value as determined by quoted market values. Changes in the net unrealized holding gains and losses are included as a separate component of stockholders' equity. For the purpose of determining gross realized gains and losses, the cost of temporary investments sold is based upon specific identification. Adoption of Statement No. 115 did not have a material impact on the Company's consolidated financial statements.

 Inventories:

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

               DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES

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

 Statements of Cash Flows:

  For purposes of the accompanying consolidated statements of cash flows, the Company considers all highly-liquid investments with maturities at time of purchase of three months or less as cash equivalents.

 Supplemental Cash Flow Information:

  In 1993 the Company issued common stock in accordance with the terms of a severance agreement resulting from its strategic consolidation and as partial payment under its management incentive program in the amounts of $120,000 and $91,000, respectively.

               DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES

  In January 1994 the Company completed the Du Pont Transaction (see Note 4) which, in accordance with the terms of the agreement, has been accounted for as if the acquisition was completed on December 31, 1993. The following are the elements of the transaction (in thousands):

     Assets acquired
       Trade receivables.............................................. $    877
       Fixed assets...................................................    4,761
       Intangibles....................................................    1,900
       All other assets...............................................    1,478
     In-process research and product development......................   15,238
     Liabilities assumed..............................................   (3,098)
     Estimated liability to Du Pont...................................   (1,500)
     Preferred stock to be issued to Du Pont..........................  (10,312)
     Common stock to be issued to Du Pont.............................   (7,500)
     Common stock issued to financial advisor.........................     (121)
     Company's interest in net assets.................................   (1,573)
                                                                       --------
         Cash payments made........................................... $    150
                                                                       ========

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

  As a result of the Du Pont Transaction (see Note 4), the Company's investment in joint ventures at December 31, 1993 was zero. Prior to December 31, 1993, the Company's investment in joint ventures related principally to its two joint venture partnerships with Du Pont, a principal stockholder of the Company. The two joint ventures were FreshWorld, a 50%-owned limited partnership and InterMountain, an approximately 28% owned limited partnership.

               DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES

  Summarized financial information for these joint ventures is as follows for 1993:

                                                                      1993
                                                                  --------------
                                                                  (IN THOUSANDS)
     Operating Data:
       Revenues..................................................    $ 10,160
       Expenses *................................................      38,143
                                                                     --------
         Net loss *..............................................    $(27,983)
                                                                     ========
     Company's equity in net loss................................    $ (9,026)
                                                                     ========

- --------
*  Excludes purchased in-process research and product development of $15,238.

  Included in revenues and expenses in the above table are $5,101,000 and $16,111,000, respectively, which relate to InterMountain. These amounts are unaudited.

(3) DISPOSAL OF QUANTIX

  Effective May 1994, the Company completed the sale of substantially all of the assets of Quantix to Idetek, Inc. ("Idetek"), a privately held biotechnology company, for a $250,000 convertible promissory note bearing interest at 10% per annum due July 11, 1996 and 2,900,000 shares of Idetek common stock. After completion of the transaction, the Company held less than 10% of the voting interest of Idetek. The note has been recorded at its estimated net realizable value and is shown as an other current asset in the accompanying Consolidated Balance Sheets. No value has been assigned to the Idetek common stock as there is no established market value. A $1.3 million charge was recorded during 1994 for the loss on disposal of Quantix consisting of employee severance and termination costs of $.5 million, operating losses through the anticipated date of disposition of $.4 million, and a $.4 million write-down to net realizable value of assets sold. Revenue related to the operations of Quantix was approximately $.3 million and $1.3 million for 1994 and 1993 respectively.

(4) DU PONT TRANSACTION AND FRESHWORLD ACQUISITION

  In January 1994, the Company completed the Du Pont Transaction whereby 2,000,000 shares of common stock; 2,750 shares of a new series of preferred stock (convertible into 2,750,000 shares of common stock); future cash payments from the sale of the Company's New Jersey facility which is classified as assets held for sale at December 31, 1995 and 1994; nonexclusive licenses to certain Company technology; and the Company's approximately 28% interest in InterMountain were exchanged for Du Pont's 50% interest in FreshWorld resulting in the Company becoming the sole owner of FreshWorld. The Du Pont Transaction has been accounted for as a purchase business combination in accordance with generally accepted accounting principles and, in accordance with the terms of the related agreement, as if the Du Pont Transaction had been completed on December 31, 1993. The stock issued to Du Pont in the transaction has been valued on the basis of $3.75 per share of common stock, which along with the other items, represents an aggregate purchase price of $19,880,000. The per share price represents the quoted market price of the Company's common stock on the date the Du Pont Transaction closed, less a discount as determined by an investment banker to reflect restrictions on Du Pont's ability to sell such stock in the public markets.

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

               DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES

  Under the terms of the Du Pont Transaction, the Company agreed to dispose of a facility in New Jersey and to remit the net proceeds from the sale to Du Pont. Accordingly, the estimated net realizable value of this property of $900,000 is recorded in assets held for sale with a corresponding liability of $900,000 recorded in the amount payable to Du Pont in the accompanying consolidated balance sheets.

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

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                      1993
                                                                  --------------
                                                                   (UNAUDITED)
                                                                  (IN THOUSANDS)
     Revenues:
       Produce sales.............................................    $  6,389
       Product development.......................................       2,810
       Investment, royalty and other income......................       1,934
                                                                     --------
     Total Revenues..............................................    $ 11,133
                                                                     ========
     Net Loss....................................................    $(26,820)
                                                                     ========
     Net loss applicable to common shareholders..................    $(29,925)
                                                                     ========
     Net loss per common share...................................    $  (1.24)
                                                                     ========

  Excludes non-recurring charge of $15,238,000 relating to purchased in-process research and product development.

(5) EXIT CARROT PROCESSING

  During 1994, the Company discontinued processing its own carrots and shut down its carrot processing plant. The Company recorded charges related to the exiting of carrot processing of $1.6 million and $3.2 million for the years ended December 31, 1995 and 1994, respectively. The 1994 charge consisted of a $1.6 million charge to write down the equipment to its then estimated net realizable value, a $.5 million charge to write down packaging material and seed inventory, a $.2 million charge for lease payments, net of estimated sublease payments, and $.1 million for severance and termination benefits. As of December 31, 1994, the Company had reserves of $1.3 million for the write down of the carrot processing assets to their net realizable value and $.2 million for estimated lease termination costs. During 1995, the reserve for lease termination costs was reduced by cash payments and the reserve for carrot processing assets was reduced by $.9 million for the write down of equipment and inventory and $.4 million for losses realized on the disposal of equipment and inventory. The 1995 charge consisted of an additional $1.3 million for termination and other costs related to the Company's leased facility and $.3 million related to an additional write down of carrot processing equipment, seed and packaging inventory. At December 31, 1995, there are no amounts reserved for the exit of carrot processing.

  As part of the exit plan, during 1995 the Company entered into an agreement to lease carrot processing equipment with a net book value of $1,725,000 to a third party. The lease is an operating lease with a term of sixty months beginning November 1, 1995, and terminating October 31, 2000. Lease payments are $15,935 per month. The lessee has an option to purchase the equipment at the end of the lease term at its then fair market

               DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES value. Carrot processing equipment not leased, with an estimated net realizable value of $138,000 as of December 31, 1995, is recorded in the accompanying Consolidated Balance Sheets as assets held for sale.

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

  Revenue and cost of produce sales related to the carrot processing operations were $5.6 million and $12.4 million, respectively, for the year ended December 31, 1994 prior to the shut-down of such operations. Prior to 1994, the operating results of the carrot processing operations were included in the accounts of FreshWorld which was accounted for under the equity method. Revenue and cost of produce sales related to FreshWorld's carrot processing operations were $4.9 million and $12.2 million, respectively, for the year ended December 31, 1993.

(6) INCOME TAXES

  As discussed in Note 1, the Company adopted Statement No. 109 as of January 1, 1993. Income tax expense differed from the amounts computed by applying the statutory U.S. Federal income tax rate to pretax income from continuing operations as a result of the following (in thousands):

                                                     YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                      1995     1994     1993
                                                     -------  ------  --------
   Computed "expected" tax benefit.................. $ 4,776  $8,936  $ 11,540
   Reduction in income tax benefit resulting from:
     Losses for which no benefit was recognized.....  (5,021) (8,748)  (11,351)
     Other..........................................     245    (188)     (189)
                                                     -------  ------  --------
                                                     $   --   $  --   $    --
                                                     =======  ======  ========

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

                                                                 FEDERAL  STATE
                                                FEDERAL  STATES    TAX     TAX
   YEAR                                           NOL      NOL   CREDITS CREDITS
   ----                                         -------- ------- ------- -------
   1996........................................ $    --  $    41 $   13   $--
   1997........................................      --   10,257     85    --
   1998........................................    3,617  15,088    109    --
   1999........................................    7,230  20,263    174    --
   2000........................................    6,479  18,905    111    --
   2001 and thereafter.........................  117,609  32,635  4,057    200
                                                -------- ------- ------   ----
     Total..................................... $134,935 $97,189 $4,549   $200
                                                ======== ======= ======   ====

               DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES

  Significant components of the Company's deferred tax liabilities and assets as of December 31, 1995 and 1994 are shown below (in thousands):

                                                                DECEMBER 31,
                                                               ----------------
                                                                1995     1994
                                                               -------  -------
   Deferred tax assets (in thousands):
     Net operating loss carryforwards......................... $51,836  $46,160
     Investment and research and development tax credits......   4,743    4,549
     In-process research and product development..............   4,927    5,689
     Other....................................................   2,304    1,677
                                                               -------  -------
       Total deferred tax assets..............................  63,810   58,075
   Valuation allowance........................................ (63,530) (57,794)
                                                               -------  -------
   Net deferred tax assets....................................     280      281
   Deferred tax liabilities:
     Fixed assets, principally depreciation...................     280      281
                                                               -------  -------
   Net deferred tax........................................... $   --   $   --
                                                               =======  =======

  A valuation allowance of $63,530,000 has been recognized to offset the deferred tax assets, as realization of such assets is uncertain. The valuation allowance for deferred tax assets increased $5,736,000, $9,067,000 and $13,784,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

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

(7) INVENTORIES

  Inventories consisted of the following (in thousands):

                                                                  DECEMBER 31,
                                                                  -------------
                                                                  1995   1994
                                                                  -------------
   Prepaid grower fees........................................... $ 119 $   581
   Raw materials and seed........................................   192     407
   Finished goods................................................    69     180
                                                                  ----- -------
   Total Inventories............................................. $ 380 $ 1,168
                                                                  ===== =======

  Prepaid grower fees were written down $585,000 at December 31, 1995, to their net realizable value to recognize the estimated loss to complete certain tomato contracts in progress and to terminate certain tomato growing agreements that had been entered into for which harvesting had yet to begin. The loss of $585,000 was recorded to cost of produce sales during the fourth quarter 1995.

               DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES

(8) FIXED ASSETS

  Fixed assets consisted of the following (in thousands):

                                                                DECEMBER 31,
                                                               ----------------
                                                                1995     1994
                                                               -------  -------
   Buildings and improvements................................. $ 3,875  $ 3,899
   Equipment and furniture....................................   5,082    8,764
                                                               -------  -------
   Total Fixed Assets.........................................   8,957   12,663
   Less accumulated depreciation..............................  (6,612)  (8,024)
                                                               -------  -------
   Net Fixed Assets........................................... $ 2,345  $ 4,639
                                                               =======  =======

  Included in fixed assets is equipment with a net book value of $1,695,000 at December 31, 1995, which has been leased to a third party under an operating lease (see Note 5). Depreciation expense was $291,000, $1,002,000 and $694,000 for each of the years ended December 31, 1995, 1994, and 1993, respectively.

(9) RESEARCH AND PRODUCT DEVELOPMENT

  The Company has commitments to perform research and product development work for customers.

  The Company and Campbell Soup Company ("Campbell") formerly held joint rights to certain tomato lines, including certain of the lines used to make the hybrid seed from which the FreshWorld Farms(R) tomato is grown. In 1993, the Company and Campbell entered into an agreement under which Campbell gave up its rights to commercialize the jointly owned tomato lines with the result that the Company has worldwide exclusive rights to such jointly-owned tomato lines. The Company paid Campbell $1,000,000 in cash in January 1994, which was charged to operations in 1993, and will be required to pay royalties on certain tomato sales commencing in 1997.

  Research and product development revenues from FreshWorld and InterMountain amounted to 48% and 5%, respectively, in 1993 of the Company's total research and product development revenues.

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

               DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES

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

  A summary of the activity under all of the Company's stock option plans is as follows:

                                            1995         1994         1993
                                         -----------  -----------  -----------
                                          (NUMBER OF SHARES, IN THOUSANDS)
   Outstanding, beginning of period.....       3,623        2,418        2,471
     Granted............................       1,329        1,875          235
     Exercised..........................         --           (35)        (143)
     Expired or Cancelled...............        (466)        (635)        (145)
                                         -----------  -----------  -----------
   Outstanding, end of period...........       4,486        3,623        2,418
                                         ===========  ===========  ===========
   Available for grant at December 31...       1,228        1,736          358
                                         ===========  ===========  ===========
   Exercisable at December 31...........       2,244        1,864        1,773
                                         ===========  ===========  ===========
   Option prices per share:
     Granted............................ $0.88- 3.00  $3.00- 5.38  $4.39- 5.00
     Exercised..........................        none  $3.00- 5.00  $2.81- 5.50
     Expired or Cancelled............... $2.47-10.38  $3.00-16.26  $2.81-17.00

  In addition to the above, at December 31, 1995 the Company had warrants and options outstanding that provide for the purchase of 200,000 shares of common stock at $10.00 per share that expire in November 1996; 400,000 shares of common stock at $6.65 per share that expire in January 1999; 4,070,182 shares of common stock at $2.50 per share that expire during the third and fourth quarters of 2000; 725,000 shares of common stock at $1.75 per share that expire in September 1997; and 362,500 shares of common stock at $1.75 per share that expire no later than September 1998 or one year from the exercise of the Unit Purchase Options as described in Note 12.

(11) PREFERRED STOCK

  The Company has 1,380,000 shares of $2.25 Convertible Exchangeable Preferred Stock outstanding at December 31, 1995. The liquidation value of each preferred share is $25 plus unpaid dividends. The preferred shares are convertible at any time at the option of the holder into common stock at an initial conversion price of $6.15 (equivalent to a conversion rate of 4.065 shares of common stock for each preferred share subject to adjustment under certain circumstances). The preferred shares are exchangeable at the option of the Company in whole, but not in part, on any dividend payment date beginning August 1, 1993, for 9% convertible subordinated debentures due 2016 at the rate of $25 principal amount of debentures for each preferred share. The preferred shares are redeemable for cash at the option of the Company on or after August 2, 1994, in whole or in part, at prices declining to $25 per share on August 1, 2002, together with unpaid dividends to the redemption date. If the preferred shares are called for redemption, the preferred stockholder may elect to tender the preferred shares or convert such shares into the Company's common stock. Dividends on the preferred stock at an annual rate of $2.25 per share are cumulative and payable quarterly when and as declared by the Company's Board of Directors. Holders of the preferred stock are not entitled to vote except as required by law and under certain circumstances. The Company did not declare or pay the regular quarterly dividend ($.5625 per share) due on November 1, 1995. In addition, the Company did not declare or pay the regular quarterly dividend ($.5625 per

               DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES share) due on February 1, 1996 and as of the date of these consolidated financial statements, the total arrearage with respect to such class of stock is $1,552,500. As part of the proposed Merger Agreement (see Note 21), each share of $2.25 Convertible Exchangeable Preferred Stock will be converted into
6.8375 shares of common stock of Bionova U.S.

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

(12) COMMON STOCK ISSUANCE

  During 1995, the Company privately placed 7,714,725 shares of common stock of the Company together with warrants that expire during the third and fourth quarters of 2000 which entitle the holders to purchase an additional 4,070,182 shares of common stock at $2.50 per share, for net proceeds, after commissions and expenses, of $7.3 million. The holders of these shares have agreed not to publicly trade such shares prior to April 1996. The shares of common stock issuable upon the exercise of the warrants are subject to shareholder approval if additional shares must be authorized before the common stock can be issued; if shareholder approval is not obtained on or prior to June 30, 1996 and the Company does not have a sufficient number of authorized but not yet issued shares, then the Company will be obligated to redeem the warrants at $.25 per warrant ($1,017,546 in the aggregate). As part of the compensation to the consultant who assisted the Company in placing these securities, the Company granted the consultant unit purchase options (the "Unit Purchase Options") entitling the consultant to purchase for $1.75, 725,000 units ("Placement Units") that expire in September, 1997. Each Placement Unit consists of one share of common stock and a warrant entitling the holder to purchase, during the one year period following the date of exercise of the Unit Purchase Options, one half share of common stock (362,500 in total if all Unit Purchase Options are exercised) for $1.75. The issuance of the Placement Units is also subject to shareholder approval if an increase in the authorized number of shares of the Company's common stock is required. In addition, during 1995 through two other separate transactions the Company privately placed 1,255,000 shares of the Company's common stock for net proceeds, after commissions and expenses, of $2.2 million.

  In accordance with the terms of the stock purchase agreement entered into with Alida Marine, Inc. ("Alida") in 1994, the Company issued in 1995, at no further cost to Alida, an additional 100,000 shares of common stock. These shares were recorded at December 31, 1994 as common stock to be issued in the accompanying Consolidated Balance Sheets. In addition, during 1995 the Company issued 169,784 shares of common stock for its 401(k) plan matching contribution and for merit increases and bonuses resulting in compensation expense of $292,000.

(13) SALE AND CONVERSION OF SERIES B AND SERIES C PREFERRED STOCK

  During 1995, the Company sold 750 shares of Convertible Series B and 750 shares of Convertible Series C preferred stock for $1,000 per share for net proceeds to the Company of $1.3 million. These preferred shares

               DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES were subsequently converted into 1,318,839 shares of the Company's common stock at an average conversion price of $1.14.

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

(15) NON-MARKETABLE EQUITY INVESTMENT

  During the fourth quarter of 1995, the Company issued 1,557,377 shares of its common stock valued at $1.25 per share in exchange for 1,364,118 shares of common stock of UAC, which represents approximately 13% of the outstanding shares of UAC. The per share price of the stock issued was based on the stock's quoted market price as of the close of business on the date the transaction closed. This investment is accounted for on the cost basis since the Company owns less than 20% of UAC and does not have the ability to exercise significant influence over UAC. UAC is an agribusiness biotechnology company focused on the improvement of strawberries, raspberries and grapes.

(16) CONSOLIDATION AND RELOCATION OF FACILITIES

  During 1994, the Company relocated its headquarters and consolidated its research operations from its New Jersey facility to its research facility in Oakland, California. This consolidation and relocation was a further step in the Company's efforts to consolidate its operations, eliminate duplication of staff and facilities, and focus primarily on the development and marketing of fresh and processed fruits and vegetables. In 1994, the Company incurred $2.0 million of non-recurring costs to accomplish this relocation and consolidation. These costs are comprised of $1.0 million for severance and termination benefits for employees whose jobs in New Jersey were eliminated; $.7 million for relocation costs and a $.3 million non-cash charge to write down excess furniture and equipment to net realizable value. At December 31, 1994, the reserve for the consolidation and relocation of facilities was $.5 million, consisting of $.2 million for employee termination benefits, $.2 million to adjust furniture and equipment to its estimated net realizable value, and $.1 million for future obligations to employees who had completed their relocation in 1993. An additional $70,000 was incurred in 1995 related to housing allowances and other continuing relocation costs. At December 31, 1995, a $.1 million reserve remained for relocation costs for employees who had completed their relocation in 1993.

(17) LIQUIDITY

  Based on its current business plans, including the pending Merger (see Note
21) , the Company believes that its current cash resources, inclusive of the $5.0 million received from Bionova U.S. in January 1996 and the $5.0 million to be received on July 1, 1996, if the closing of the Merger has not been effected by such date, its revenues from prospective and existing research, product development and licensing arrangements, revenues from produce sales, accompanied by projected improvements in the gross margin on such produce sales and reduction of fixed overhead and administrative costs will be sufficient to fund its cash requirements into 1997.

(18) COMMITMENTS

  The Company occupies offices and other facilities and leases farm equipment under operating leases expiring at various dates. At December 31, 1995 future minimum rental payments applicable to operating leases are 1996, $666,000; 1997, $675,000; 1998, $686,000; 1999, $298,000; and 2000, $9,000.

               DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES

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

(21) AGREEMENT AND PLAN OF MERGER AND RELATED TRANSACTIONS

  On January 26, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Empresas La Moderna, S.A. de C.V., a corporation under the laws of the United Mexican States ("ELM"), Bionova, S.A. de C.V., a corporation organized under the laws of the United Mexican States ("Bionova"), Bionova U.S. Inc., a Delaware corporation ("Bionova U.S."), and Bionova Acquisition, Inc., a Delaware corporation ("Merger Sub"), pursuant to which, among other things: (i) Merger Sub will be merged with and into the Company (the "Merger"); (ii) the Company will become a wholly-owned subsidiary of Bionova U.S.; (iii) each share of common stock, par value $.01 per share ("Common Stock") of the Company issued and outstanding at the time of the Merger (the "Effective Time") will be converted into and represent the right to receive one share of Bionova U.S.'s common stock, each share of the Company's $2.25 Convertible Exchangeable Preferred Stock, par value $.01 ("$2.25 Convertible Preferred Stock"), issued and outstanding at the Effective Time will be converted into and represent the right to receive 6.8375 shares of Bionova U.S.'s common stock, and each share of the Company's Series A Preferred Stock ("Series A Preferred Stock"), par value $.01 issued and outstanding at the Effective Time will be converted into and represent the right to receive 1,000 shares of Bionova U.S.'s common stock, except for any shares of the Company's securities held in the treasury of the Company or held by any subsidiary of the Company, which will be cancelled; and (iv) each option or warrant to purchase shares of Common Stock outstanding at the Effective Time will be assumed by Bionova U.S. and will be converted into a corresponding right to acquire shares of Bionova U.S.'s common stock. Assuming no exercise of dissenter's rights of appraisal in connection with the Merger, the holders of the Company's capital stock, as a group, will own approximately 30% of the outstanding shares of Bionova U.S.'s common stock after the Merger. It is expected that Bionova U.S. will change its name to DNAP Holding Corporation as of the Effective Time.

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

               DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES

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

  In connection with the Merger Agreement, Bionova U.S. and the Company entered into a Loan Agreement, dated January 26, 1996 (the "Loan Agreement"). Pursuant to the Loan Agreement, Bionova U.S. loaned $5,000,000 to the Company on January 26, 1996 and will loan an additional $5,000,000 to the Company on July 1, 1996 if the closing of the Merger has not been effected by such date, subject to the Company not then being in default under the Loan Agreement (collectively, the "Loan"). The outstanding principal balance of the Loan bears interest at the rate of 10.25% per annum and, together with all accrued interest thereon, will become due and payable on the earlier of (i) January 26, 1999, or (ii) the date on which the Company consummates an Alternative Transaction, as defined in the Loan Agreement. Subject to the consummation by the Company of an Alternative Transaction, the Loan Agreement will survive the termination of the Merger Agreement. The Loan may be accelerated by Bionova U.S. at any time during the continuance of certain events of default specified in the Loan Agreement and may be prepaid by the Company at any time without premium or penalty. Certain royalty fees to be received by the Company must be used to pay down the Loan. ELM will cause the principal amount of the Loan provided by Bionova U.S. to the Company prior to the Effective Time to be treated as a capital contribution to Bionova U.S. pursuant to the Merger Agreement. The Loan is secured by the assignment to Bionova U.S. of the Company's right, title and interest in the patents relating to the Company's Transwitch(R) gene suppression technology (the "Transwitch(R) Patents"), and Bionova U.S. may require additional security under certain circumstances. Prior to the repayment in full of the loan, the Company may not pay any dividends on, or make other distributions in respect of, any class of its capital stock, or take certain other actions, without the written consent of Bionova U.S.

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

  The Sole License Agreement provides that Bionova U.S. may not make any use of the Transwitch(R) Patents on its own behalf prior to the termination of the Company's right to have the Transwitch(R) Patents reassigned to it, subject to the Non-Exclusive License Agreement (see below). The Company may enter into sublicenses of the Transwitch(R) Patents only to entities which fund at least $350,000 of research by the Company in any three-year period, and only if the sublicense is non-exclusive, relates solely to the development and commercialization of products or processes resulting from the funded research, bears commercially reasonable royalties and 50% of the royalties received by the Company are paid by it to Bionova U.S. to reduce the outstanding balance of the Loan. The Company may also enter into sublicenses of the Transwitch(R) Patents with other entities upon approval

               DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES of Bionova U.S., which approval has been obtained in certain respects. The Company and Bionova U.S. have also entered into a non-exclusive patent license agreement (the "Non-Exclusive License Agreement") under which Bionova U.S. was granted a non-exclusive, royalty-bearing license to use the Transwitch Patents with an option, upon making certain payments, to convert the license to a fully paid license. Payments under the Non-Exclusive License Agreement may be credited against the outstanding balance of the Loan.

  At the Effective Time, ELM and the Company will enter into a Long Term Funded Research Agreement (the "Long Term Funded Research Agreement") pursuant to which they will use their best efforts to agree on research projects to be conducted by the Company for ELM or its affiliates which will result in payments to the Company of $30,000,000 over a 10-year period, with minimum funding (subject to carryforwards) of $9,000,000 in any three-year period and at least $625,000 due each quarter until such $30 million has been paid. Intellectual property developed by the Company in connection with a project will belong to ELM, and ELM will retain the exclusive rights to commercialization of such intellectual property in the project's intended market and the Company will have royalty-free sole license rights to such intellectual property outside the project's intended market. There can be no assurance, however, that ELM and the Company will agree on any specific projects to be conducted by the Company or that any project begun by the Company will not be terminated by ELM.

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

  During 1995 the Company incurred approximately $800,000 in expenses associated with this proposed merger included in selling, general, and administrative expenses in the accompanying Consolidated Statements of Operations.

                                                                     SCHEDULE II

               DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNT

                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                 (IN THOUSANDS)

                                                        RESERVES
                        BALANCE AT CHARGED TO CHARGED   ACQUIRED               BALANCE
                        BEGINNING   COST AND  TO OTHER    FROM     BALANCES   AT END OF
    CLASSIFICATION      OF PERIOD   EXPENSES  ACCOUNTS FRESHWORLD WRITTEN OFF  PERIOD
    --------------      ---------- ---------- -------- ---------- ----------- ---------
For the year ended De-
 cember 31, 1995
 Allowance for doubtful
 accounts..............    $346      $ 450     $ --       $--        $(690)     $106
                           ----      -----     -----      ----       -----      ----
For the year ended De-
 cember 31, 1994
 Allowance for doubtful
 accounts..............    $236      $ 166     $ 180      $--        $(236)     $346
                           ====      =====     =====      ====       =====      ====
For the year ended De-
 cember 31, 1993
 Allowance for doubtful
 accounts..............    $118      $  12     $   3      $103       $ --       $236
                           ====      =====     =====      ====       =====      ====

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         DNA PLANT TECHNOLOGY CORPORATION


                                         By:  /s/  Willem F.O. Spiegel
                                            ______________________________
                                                 Willem F.O. Spiegel
                                                (Principal Financial and
                                                  Accounting Officer)


Date:  August 9, 1996