Form 10-Q
period 1996-06-30
DNA PLANT TECHNOLOGY CORP
filed 1996-08-14
CIK 730985

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      June 30, 1996
                                    -----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to _______________

Commission File Number:     0-12177
                         ------------

                       DNA PLANT TECHNOLOGY CORPORATION
                   ----------------------------------------
            (Exact name of registrant as specified in its charter)


                 DELAWARE                                 22-2395856
     ---------------------------------      ------------------------------------
       (State or other jurisdiction         (I.R.S. Employer Identification No.)
     of incorporation or organization)

6701 SAN PABLO AVENUE, OAKLAND, CALIFORNIA                  94608
- ------------------------------------------               ----------
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:     (510) 547-2395

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [X] Yes     [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding as of
              Class                             June 30, 1996
       -------------------                      -------------
Common Stock, $.01 par value                      45,676,168

               DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996


PART 1.   FINANCIAL INFORMATION

     Item 1.    Financial Statements

           (a) Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995

           (b) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 1996 and 1995

           (c) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1996 and 1995

           (d)  Notes to Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.  OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K

           (a)  Reports on Form 8-K

           (b)  Exhibits

               DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                                June 30,     December 31,
                                                                                  1996           1995
                                                                               -----------   -------------
                                      ASSETS                                   (Unaudited)
Current assets:
     Cash and cash equivalents                                                  $   1,328       $   1,742
     Accounts receivable, net of allowance for bad debts
        of $47 in 1996 and $106 in 1995                                             1,716           1,922
     Inventory                                                                        246             380
     Other current assets                                                             444             425
     Assets held for sale                                                              97           1,038
- ---------------------------------------------------------------------------------------------------------
        Total current assets                                                        3,831           5,507
- ---------------------------------------------------------------------------------------------------------
Fixed assets, net of accumulated depreciation of $6,703 in
     1996 and $6,612 in 1995                                                        2,225           2,345
Patents and other assets, net of accumulated amortization of $405 in 1996
     and $354 in 1995                                                                 486             503
Non-marketable equity investment                                                    1,946           1,946
Excess of purchase price over net assets acquired, net of
     amortization of $475 in 1996 and $380 in 1995                                  1,425           1,520
- ---------------------------------------------------------------------------------------------------------
Total assets                                                                    $   9,913       $  11,821
=========================================================================================================
=========================================================================================================
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                           $     927       $   1,384
     Accrued liabilities                                                            1,057           1,539
     Accrued compensation                                                             813             361
     Dividend payable                                                               2,329             776
     Amount payable to DuPont                                                          --             983
     Current portion of note payable                                                  214             204
- ---------------------------------------------------------------------------------------------------------
        Total current liabilities                                                   5,340           5,247
- ---------------------------------------------------------------------------------------------------------
Deferred revenue                                                                      362             584
Deferred compensation                                                                 232             232
Note payable less current portion                                                   5,598             709
- ---------------------------------------------------------------------------------------------------------
     Total long-term liabilities                                                    6,192           1,525
- ---------------------------------------------------------------------------------------------------------
Stockholders' equity:
     Preferred stock, par value $.01 per share; authorized 5,000 shares;
        $2.25 convertible preferred stock; issued and outstanding - 1,380 share
        in 1996 and 1995 (aggregate liquidation preference of $34,500)                 14              14
     Series A convertible preferred stock par value $.01 per share;
        authorized 3 shares; issued - and outstanding no shares in 1996, and
        3 shares in 1995 (aggregate liquidation preference of $16,500)                 --              --
     Series B convertible preferred stock, par value $.01 per share;
        authorized 1 share; issued and outstanding no shares in 1996 and 1995          --              --
     Series C convertible preferred stock, par value $.01 per share;
        authorized 1 share; issued and outstanding no shares in 1996 and 1995          --              --
     Common stock, par value $.01 per share; authorized 60,000 shares; issued
        45,676 shares in 1996 and 42,829 shares in 1995                               457             428
     Additional paid in capital                                                   158,945         160,405
     Accumulated deficit                                                         (161,035)       (155,798)
- ---------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                    (1,619)          5,049
- ---------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity                                 $   9,913       $  11,821
=========================================================================================================

See accompanying notes to consolidated financial statements

               DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                         Three Months Ended       Six Months Ended
                                              June 30                 June 30
                                        --------------------    --------------------
                                          1996        1995        1996        1995
                                        --------    --------    --------    --------
Revenues:

    Produce sales                        $ 3,206    $ 2,992     $ 6,715      $ 6,063

    Product development agreements           492        534         987          874

    Investment and royalty income            295         32         549        1,510
- ------------------------------------------------------------------------------------
        Total revenues                     3,993      3,558       8,251        8,447
- ------------------------------------------------------------------------------------
Operating expenses:

   Cost of produce sales                   3,380      4,981       6,994        8,601

   Exit carrot processing                      -          -           -          380

   Research and product development        1,160      1,455       2,504        3,090

   Selling, general and administrative     1,900      1,144       3,821        2,534
- ------------------------------------------------------------------------------------
       Total operating expenses            6,440      7,580      13,319       14,605
- ------------------------------------------------------------------------------------
Loss from operations                      (2,447)    (4,022)     (5,068)      (6,158)

Interest Expense                             128          -         218            -

Gain (Loss) on sale of assets                (15)        41          49           65
- ------------------------------------------------------------------------------------
Net loss                                  (2,590)    (3,981)     (5,237)      (6,093)

Preferred stock dividend                    (776)      (791)     (1,552)      (1,567)
- ------------------------------------------------------------------------------------
Net loss applicable to common
 stockholders                             (3,366)    (4,772)     (6,789)      (7,660)
====================================================================================
Net loss per common share                  $(.08)     $(.15)      $(.16)       $(.25)

Weighted average common shares
 outstanding                              43,586     31,520      43,264       31,203
====================================================================================

         See accompanying notes to consolidated financial statements.

               DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                              Six Months Ended
                                                                  June 30,
                                                            -------------------
                                                              1996       1995
                                                            --------   --------
Cash flows from operating activities:
   Net loss                                                  $(5,237)   $(6,093)

   Reconciliation of net loss to net
     cash used in operating activities:

        Depreciation and amortization                            283        230

        Provision for uncollectible accounts                     (59)      (200)

        Compensation and expenses paid in common stock           120         54

        Net (gain) loss from disposal of fixed assets            (48)       (66)

   Net changes in:

     Accounts receivable                                         265        752

     Inventory                                                   134        436

     Other current assets                                        (19)      (238)

     Other assets                                                (34)       (50)

     Accounts payable and accrued liabilities                   (475)       197

     Deferred revenue and compensation                          (222)       (18)
- -----------------------------------------------------------------------------------
   Net cash used in operating activities                      (5,292)    (4,996)
- -----------------------------------------------------------------------------------
Cash flows from investing activities:

   Capital expenditures                                         (19)        (95)

   Sales and maturities of temporary investments                 --       3,009

   Proceeds from sale of assets                                   8          66
- -----------------------------------------------------------------------------------
      Net cash provided by (used in) investing activities       (11)      2,980
- -----------------------------------------------------------------------------------
Cash flows from financing activities:

   Proceeds from sale of common and preferred stock              --       3,494

   Proceeds from issuance of note payable                     5,000          --

   Preferred stock dividends                                     --      (1,567)

   Payment of principal on notes payable                       (111)         --
- -----------------------------------------------------------------------------------
      Net cash provided by financing activities               4,889       1,927
- -----------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                      (414)        (89)

Cash and cash equivalents, beginning of period                1,742       1,202
- -----------------------------------------------------------------------------------
Cash and cash equivalents, end of period                     $1,328     $ 1,113
- -----------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

               DNA PLANT TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

  The consolidated financial statements included herein have been prepared by DNA Plant Technology Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K, as amended.

  In the opinion of the Company's management, the accompanying unaudited, consolidated financial statements contain adjustments, all of which are of a normal recurring nature, necessary to present fairly the Company's financial position as of June 30, 1996 and the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995.

  Certain reclassifications have been made to prior period amounts to be consistent with the current period presentation.

  Interim results are not necessarily indicative of results for the full fiscal year.


NOTE 2 - AGREEMENT AND PLAN OF MERGER

  The Company is party to an Agreement and Plan of Merger, dated as of January 26, 1996, as amended (the "Merger Agreement"), with Empresas La Moderna, S.A. de C.V., a corporation organized under the laws of the United Mexican States ("ELM"), Bionova, S.A. de C.V., Mexico a corporation organized under the laws of the United Mexican States ("Bionova Mexico"), Bionova U.S. Inc., a Delaware corporation ("Bionova U.S."), and Bionova Acquisition, Inc., a Delaware corporation ("Merger Sub"), pursuant to which, among other things: (i) Merger Sub will be merged with and into the Company (the "Merger"); (ii) the Company will become a wholly-owned subsidiary of Bionova U.S.; (iii) shares of common stock, par value $.01 per share ("Common Stock"), of the Company and shares of the Company's $2.25 Convertible Exchangeable Preferred Stock, par value $.01 per share ("Convertible Exchangeable Preferred Stock"), issued and outstanding at the time of the Merger (the "Effective Time"), will be converted into and represent the right to receive shares of Bionova U.S.'s common stock in the ratios described below, except for any shares of the Company's securities held in the treasury of the Company or held by any subsidiary of the Company, which will be cancelled and (iv) each option or warrant to purchase shares of Common Stock outstanding at the Effective Time will be assumed by Bionova U.S. and will become a corresponding right to acquire shares of Bionova U.S.'s common stock (adjusted in accordance with the exchange ratio applicable to the Merger). The holders of the Company's capital stock, as a group, will own approximately 30% of the outstanding shares of Bionova U.S.'s common stock after the Merger.

  On July 30, 1996, the Merger Agreement was amended to provide, among other things, for the contribution by ELM to Bionova U.S. prior to the Merger of additional capital in the amount of $8.0 million and a revised Merger exchange ratio for the Common Stock and Convertible Exchangeable Preferred Stock. With respect to the Merger exchange ratio, the Merger Agreement had previously provided that each share of the Company's Common Stock outstanding at the Effective Time would be converted into the right to receive one share of Bionova U.S.'s Common Stock and each share of Convertible Exchangeable Preferred Stock outstanding at the Effective Time would be converted into the right to receive
6.8375 shares of Bionova U.S.'s Common Stock. The amendment did not affect the proportion of Bionova U.S.'s Common Stock to be owned by the former holders of the Company's capital stock as a group immediately following the Merger. Under the Merger Agreement, prior to and after such amendment, the outstanding capital stock of the Company will be converted in the Merger into the right to receive Bionova U.S. Common Stock representing in the aggregate 30% of the shares of Bionova U.S.'s Common Stock outstanding immediately after the Effective Time. The remaining shares of Bionova U.S.'s Common Stock will be held by an affiliate of ELM. For additional information regarding the Merger Agreement and the Merger, see the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as amended.


NOTE 3 - INVENTORIES

  Inventories consisted of the following (in thousands):

                             June 30,     December 31,
                               1996           1995
                            -----------   ------------
                            (Unaudited)
Prepaid grower fees           $   -          $ 119
Raw materials and seed          197            192
Finished goods                   49             69
- ------------------------------------------------------
Total Inventory               $ 246          $ 380
======================================================


NOTE 4 - C.O.O. RESIGNATION

  The Chief Operating Officer ("COO") of the Company resigned from the Company on May 10, 1996. Pursuant to the terms of the COO's employment agreement, the Company is obligated to pay the COO $312,000 over a twelve month period commencing May 11, 1996, and ending April 30, 1997. All of this expense is reflected in the financial statements as of and for the period ended June 30, 1996.

NOTE 5 - LEGAL PROCEEDINGS

  By letters dated May 3, 1996 and July 16, 1996, the Company has been advised by a holder of the Company's Convertible Exchangeable Preferred Stock that such holder believes that the Merger will result in the occurrence of a "corporate change" with respect to the Company pursuant to Section 9 of the Certificate of Designation for the Company's Convertible Exchangeable Preferred Stock, thereby resulting in special conversion privileges. Under such holder's theory, as a result of the Merger each share of the Company's Convertible Exchangeable Preferred Stock will be converted into the right to receive approximately 4.6 shares of Bionova U.S.'s Common Stock instead of the .68375 shares of Bionova U.S.'s Common Stock as provided in the Merger Agreement. Such holder has further advised the Company that such holder has reserved any rights which it may have as a holder of the Company's Convertible Exchangeable Preferred Stock, whether or not the Merger is consummated.

  It is the Company's position that the special conversion privilege specified in Section 9 of the Certificate of Designation with respect to the Company's Convertible Exchangeable Preferred Stock will not be triggered as a result of the Merger. However, if this holder were to institute litigation with respect to such issue and were to prevail therein and if Bionova U.S. were thereupon required to issue additional shares of Bionova U.S.'s Common Stock to the former holders of the Company's Convertible Exchangeable Preferred Stock, such issuance of additional shares of Bionova U.S.'s Common Stock would substantially dilute the interest of the other holders of Bionova U.S.'s Common Stock. If such holder or another holder of the Company's Convertible Exchangeable Preferred Stock were successful in such litigation, if any, a court could require other remedies, including a cash judgment, which could materially adversely affect Bionova U.S.

  In addition, Section 1.11(e) of the Merger Agreement provides that Bionova U.S. "shall issue to Bionova Mexico or its designee, on or before the Closing Date, such number of shares of [Bionova U.S.'s] Common Stock as shall represent (when added to the shares of [Bionova U.S.'s] Common Stock outstanding as of the date of . . . [the Merger] Agreement) . . . 70% of the issued and outstanding shares thereof as of the Effective Time of the Merger." Section 2.3 of the Merger Agreement provides that "[Bionova U.S.'s] Common Stock into which [the Company's] Stock shall be converted pursuant to the Merger Agreement and the Merger shall be deemed to have been issued at the Effective Time . . ." Accordingly, if Bionova U.S. is required to issue additional shares of Bionova U.S.'s Common Stock to the former holders of the Company's Convertible Exchangeable Preferred Stock, as described above, and if such shares are deemed to have been issued at the Effective Time pursuant to Section 2.3 of the Merger Agreement, Bionova U.S. may be obligated to issue additional shares of Bionova U.S.'s Common Stock to Bionova Mexico or its designee (including ELM), for no additional consideration, pursuant to Section 1.11(e) of the Merger Agreement so that, after giving effect to the issuances to the former holders of the Company's Convertible Exchangeable Preferred Stock and to Bionova Mexico or its designee (including ELM), Bionova Mexico and its affiliates (including ELM) will own 70% of the outstanding shares of Bionova U.S.'s Common Stock. The foregoing issuances of additional shares of Bionova U.S.'s Common Stock would substantially dilute the interest in Bionova U.S. of the holders of the Company's Common Stock receiving shares of Bionova U.S.'s Common Stock in the Merger.

  By letter dated April 22, 1996, the Company was also notified that a holder of the Company's Common Stock intended to commence litigation against the Company. Such holder alleged that the Company had breached its contractual obligations to register under the Securities Act of 1933 by April 1, 1996 approximately 5.5 million shares of the Company's Common Stock obtained by such holder and certain other holders in private placement transactions with the Company. As of the date hereof, no such litigation has been commenced. The Company believes such allegation is without merit and intends to vigorously defend against any such claim which may be formally asserted in a future lawsuit.

  In addition to the foregoing, from time to time, the Company is involved in various legal actions that arise in the ordinary course of its business. Such legal actions are not expected, individually or in the aggregate, to have a material adverse effect on the Company's financial condition or results of operations.



NOTE 6 - SUBSEQUENT EVENTS

  During the third quarter of 1996, the Company received a $100,000 payment and a new note receivable in the amount of $200,000 payable to the Company from Idetek Inc. ("Idetek"), a privately held diagnostic company, on an existing note receivable. In addition, the Company has been advised by Idetek that a merger with IDEXX Laboratories, Inc. ("IDEXX") has been approved by the Board of Directors of both companies and that the 145,000 shares of Idetek stock owned by the Company will be converted into shares of IDEXX common stock. As of June 30, 1996, the Company's net recorded amount from the receivable and investment in Idetek was $100,000. The principal amount of the note and interest thereon are due within seven days after the closing of the merger, or in any event, by October 10, 1996. The Company will recognize a gain from the note receivable and investment in Idetek upon the receipt of cash and IDEXX stock.

  On July, 1, 1996 in accordance with the proposed Merger (see Note 2 to the Company's Consolidated Financial Statements), the Company issued a note payable to Bionova U.S. and received cash in the amount of $5,000,000.

  See Note 2 for information concerning amendment No. 2 to the Merger Agreement, which was executed on July 30, 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 June 30, 1996


General
- -------

  The Company is a leading agribusiness biotechnology company focused on developing and marketing premium branded fresh and processed fruits and vegetables using advanced breeding, genetic engineering, and other biotechniques.


Results of Operations
- ---------------------

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995
- -----------------------------------------------------------------------------

  For the three months ended June 30, 1996, produce sales increased seven percent to $3.2 million from $3.0 in 1995. This $.2 million increase was a result of business growth and expanded marketing programs, primarily in cherry tomatoes and carrots.

  Revenues from product development agreements remained unchanged at $.5 million for each of the three month periods.

  Investment and royalty income increased by $.3 million in 1996 primarily as a result of royalty income from a licensing arrangement with ELM.

  Cost of produce sales decreased to $3.4 million due to a shift in sourcing strategy. In the second quarter of 1995, industry oversupply drove prices down causing yields to suffer and, ultimately, cost per box to increase. In the second quarter of 1996, most of the produce sold was sourced through marketing arrangements whereby FreshWorld capitalized on its unique varieties and brand strength.

  Research and product development expenses decreased twenty percent to $1.2 million in 1996 from $1.5 million in 1995, primarily due to the Company's efforts to conserve its cash resources by focusing exclusively on fruit and vegetable programs.

  Selling, general and administrative expenses increased to $1.9 million in 1996 from $1.1 million in 1995 as a result of $.2 million in expenses related to the proposed Merger (see Note 2 to the Company's Consolidated Financial Statements) and severance expense of $.4 million, including $.3 million of payments related to the resignation of the Company's Chief Operating Officer (see Note 4 of the Company's Consolidated Financial Statements).

For the three months ended June 30, 1996, the Company's loss decreased to $2.6 million from $4.0 million in the 1995 period, primarily due to the lower cost of produce sold for tomatoes.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1996
- -------------------------------------------------------------------------

  For the six months ended June 30, 1996, produce sales increased to $6.7 million from $6.1 million in 1994.

  Revenues from product development agreements increased slightly to $1.0 million in 1996 from $.9 million in 1995.

  Investment and royalty income decreased to $.5 million in 1996 from $1.5 million in 1995. In 1995 $1.1 million of the net revenue recorded was from the sale of Frost Technology and the recognition of revenue for cash received on an option to purchase licensed technology.

  Cost of produce sales decreased to $7.0 million in 1996 from $8.6 in 1995. This $1.6 million decrease was a result of the Company changing its product mix toward the higher margin tomato product and improving margins in the tomato business.

  Research and product development expenses decreased to $2.5 million in 1996 from $3.1 million in 1995 primarily due to the Company's decision to sharpen the focus of its research efforts and concentrate its efforts principally in the area of fruits and vegetables.

  Selling, general and administrative expenses increased to $3.8 million from $2.5 million. This $1.3 million increase is due to the Company's $.7 million in expenses related to the pending Merger (see Note 2 to the Company's Consolidated Financial Statements), severance expense of $.4 million, including $.3 million of payments related to the resignation of the Company's Chief Operating Officer (see Note 4 of the Company's Consolidated Financial Statements).

The Company's loss from continuing operations of $5.3 million for the six months ended June 30, 1996 decreased from the 1995 loss of $6.2 million primarily due to lower cost of produce sold and increase in produce sales, offset by an increase in selling, general and administrative costs.

Liquidity and Capital Resources
- -------------------------------

  At June 30, 1996, the Company had $1.3 million in cash and cash equivalents, a $.4 million net decrease from $1.7 million at December 31, 1995. This decrease was primarily the net result of proceeds from the issuance of a note payable of $5.0 million and the sale of assets held for sale for $.7 million, offset by the funding of operating activities of $5.2 million. The $.7 million in proceeds from the sale of assets was used to satisfy a payable to E. I. du Pont de Nemours and Company ("Du Pont"), a principal shareholder, in April 1996 arising out of the Company's acquisition of Du Pont's interest in FreshWorld.

  At December 31, 1995, the Company had $1.7 million in cash and temporary investments, a $2.8 million net decrease from $4.5 million at December 31, 1994. This decrease was primarily the net result of $10.8 million in net proceeds received from the sale of common and preferred stock discussed below, offset by the funding of operating activities of $12.0 million and the payment of $2.3 million of dividends on the $2.25 Convertible Exchangeable Preferred Stock. At December 31, 1995, working capital was $.3 million and stockholders' equity was $5.0 million.

  During 1995, the Company received cash proceeds of $1.3 million from the sale of Frost Technology Corporation, a wholly-owned subsidiary. The assets of this subsidiary consisted primarily of technology rights.

  Historically, the Company has financed its operations primarily through the public and private offering of common and preferred stock and, to a lesser extent, from payments related to research and development arrangements, royalty agreements, and investment earnings. During 1995, the Company privately placed an aggregate of 8,969,725 shares of Common Stock and warrants to purchase 4,070,182 shares of Common Stock and received net proceeds, after commissions and expenses, of $9.5 million. In addition, the Company privately placed 750 shares of Convertible Series B and 750 shares of Convertible Series C preferred stock and received net proceeds, after commission and expenses, of $1.3 million. These preferred shares were converted into Common Stock during the third quarter.

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

  Based on its current business plans, including consummation of the Merger, the Company believes that its current cash resources, including the $5 million received from Bionova U.S. in January 1996 and the $5 million received on July 1, 1996, its revenues from prospective and existing research, product development and licensing arrangements, revenues from produce sales, accompanied by projected improvements in the gross margin on such produce sales and reduction of fixed overhead and administrative costs will be sufficient to fund its cash requirements into 1997, although there can be no assurance with respect thereto.

  Not withstanding the foregoing, if the holders of the Common Stock do not adopt the Merger Agreement by the requisite vote required under applicable Delaware law, based upon the historical cash needs of the Company it will be necessary for the Company to raise new capital, to seek a new business combination transaction with a third party or to consider other available strategic alternatives in early 1997 if not sooner. Because of the anticipated financial condition of the Company following its use of the $10 million provided by Bionova U.S. under the Loan Agreement, there can be no assurance that the Company would be successful in its pursuit of new capital or a new business combination transaction with a third party. As a result, it then would be necessary for the Company to consider other strategic alternatives, which could have a material adverse effect on the continuing investment of the Company's stockholders therein.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

  By letters dated May 3, 1996 and July 16, 1996, the Company has been advised by a holder of the Company's Convertible Exchangeable Preferred Stock that such holder believes that the Merger will result in the occurrence of a "corporate change" with respect to the Company pursuant to Section 9 of the Certificate of Designation for the Company's Convertible Exchangeable Preferred Stock, thereby resulting in special conversion privileges. Under such holder's theory, as a result of the Merger each share of the Company's Convertible Exchangeable Preferred Stock will be converted into the right to receive approximately 4.6 shares of Bionova U.S.'s Common Stock instead of the .68375 shares of Bionova U.S.'s Common Stock as provided in the Merger Agreement. Such holder has further advised the Company that such holder has reserved any rights which it may have as a holder of the Company's Convertible Exchangeable Preferred Stock, whether or not the Merger is consummated.

  It is the Company's position that the special conversion privilege specified in Section 9 of the Certificate of Designation with respect to the Company's Convertible Exchangeable Preferred Stock will not be triggered as a result of the Merger. However, if this holder were to institute litigation with respect to such issue and were to prevail therein and if Bionova U.S. were thereupon required to issue additional shares of Bionova U.S.'s Common Stock to the former holders of the Company's Convertible Exchangeable Preferred Stock, such issuance of additional shares of Bionova U.S.'s Common Stock would substantially dilute the interest of the other holders of Bionova U.S.'s Common Stock. If such holder or another holder of the Company's Convertible Exchangeable Preferred Stock were successful in such litigation, if any, a court could require other remedies, including a cash judgment, which could materially adversely affect Bionova U.S.

  In addition, Section 1.11(e) of the Merger Agreement provides that Bionova U.S. "shall issue to Bionova Mexico or its designee, on or before the Closing Date, such number of shares of [Bionova U.S.'s] Common Stock as shall represent (when added to the shares of [Bionova U.S.'s] Common Stock outstanding as of the date of . . . [the Merger] Agreement) . . . 70% of the issued and outstanding shares thereof as of the Effective Time of the Merger." Section 2.3 of the Merger Agreement provides that "[Bionova U.S.'s] Common Stock into which [the Company's] Stock shall be converted pursuant to the Merger Agreement and the Merger shall be deemed to have been issued at the Effective Time . . ." Accordingly, if Bionova U.S. is required to issue additional shares of Bionova U.S.'s Common Stock to the former holders of the Company's Convertible Exchangeable Preferred Stock, as described above, and if such shares are deemed to have been issued at the Effective Time pursuant to Section 2.3 of the Merger Agreement, Bionova U.S. may be obligated to issue additional shares of Bionova U.S.'s Common Stock to Bionova Mexico or its designee (including ELM), for no additional consideration, pursuant to Section 1.11(e) of the Merger Agreement so that, after giving effect to the issuances to the former holders of the Company's Convertible Exchangeable Preferred Stock and to Bionova Mexico or its designee (including ELM), Bionova Mexico and its affiliates (including ELM) will own 70% of the outstanding shares of Bionova U.S.'s Common Stock. The foregoing issuances of additional shares of Bionova U.S.'s Common Stock would substantially dilute the interest in Bionova U.S. of the holders of the Company's Common Stock receiving shares of Bionova U.S.'s Common Stock in the Merger.

By letter dated April 22, 1996, the Company was also notified that a holder of the Company's Common Stock intended to commence litigation against the Company. Such holder alleged that the Company had breached its contractual obligations to register under the Securities Act of 1933 by April 1, 1996 approximately 5.5 million shares of the Company's Common Stock obtained by such holder and certain other holders in private placement transactions with the Company. As of the date hereof, no such litigation has been commenced. The Company believes such allegation is without merit and intends to vigorously defend against any such claim which may be formally asserted in a future lawsuit.

  In addition to the foregoing, from time to time, the Company is involved in various legal actions that arise in the ordinary course of its business. Such legal actions are not expected, individually or in the aggregate, to have a material adverse effect on the Company's financial condition or results of operations.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

(b)  Exhibits
     --------

  1. Amendment No. 1, dated May 16, 1996, to the Merger Agreement.

  2. Amendment No. 2, dated July 30, 1996, to the Merger Agreement.

 27. Financial Data Schedule

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              DNA PLANT TECHNOLOGY CORPORATION



Date:  August 14, 1996        By:  /s/ Robert Serenbetz
                                  --------------------------------------------
                                  Robert Serenbetz, Chairman and
                                  Chief Executive Officer
                                  (Principal Operating Officer)



Date:  August 14, 1996        By:  /s/ Willem F.O. Spiegel
                                  --------------------------------------------
                                  Willem F.O. Spiegel, Vice President
                                  & Chief Financial Officer
                                  (Principal Financial Officer)